Form 10QSB
period 1999-09-30
CYBERTEL COMMUNICATIONS CORP
filed 1999-11-15
CIK 1036148

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-26913


                       CYBERTEL, COMMUNICATIONS CORP.
                       ------------------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        86-0862532
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                      4275 Executive Square, Suite 510
                        La Jolla, California  92037
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (858) 646-7410


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes       No X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            November 15, 1999

                                3,513,309


                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

CYBERTEL COMMUNICATIONS CORPORATION
BALANCE SHEET


                                               Sept. 30, '99    Sept. 30, '98


ASSETS

  Current Assets

          Cash                                  $    273,634    $     104,796

          Accounts Receivable                         56,353              500

  Total Current Assets                               329,987          105,296

Fixed Assets

  Equipment                                           93,612           10,697

  Accumulated Depreciation                            (4,179)          (2,612)

Total Fixed Assets                                    89,433            8,085

Other Assets

         Deposits                                      4,500            4,500

  Total Other Assets                                   4,500            4,500

TOTAL ASSETS                                     $   423,920      $   117,881
LIABILITIES & EQUITY

  Liabilities

    Current Liabilities

       Other Current Liabilities

         Accounts Payable                         $   28,613      $     3,718

         Accrued Interest                              1,673              910

         Loans from founding stockholder              12,700           12,700

         Current portion-long term debt                2,554            2,312

      Total Other Current Liabilities                 45,540           19,640

  Total Current Liabilities                           45,540           19,640

Long Term Liabilities


      Long term debt                                   2,575            4,945

  Total Long Term Liabilities                          2,575            4,945

Total Liabilities                                     48,115           24,585

Equity

     Retained Earnings                            (1,439,156)        (274,515)

     Net Income                                     (762,783)        (774,386)

     Capital Stock                                     3,409            2,408

     Stock Subscriptions Receivable                 (113,500)        (101,000)

     Paid in capital                               2,687,835        1,240,789

  Total Equity                                       375,805           93,296

TOTAL LIABILITIES & EQUITY                       $   423,920      $   117,881


UNAUDITED

CYBERTEL COMMUNICATIONS CORPORATION
PROFIT AND LOSS



                                      Jan - Sept. '99         Jan - Sept. '98


Revenues                              $     1,602,333         $         7,866

Cost of Goods Sold                          1,556,536                       0

Gross Profit                                   45,797                   7,866

Operating Expenses

Selling                                        11,844                  20,657

General and Administrative                    800,774                 757,939

Depreciation                                    1,567                   2,400

Interest (income)                              (6,355)                   (595)

Interest Expense                                  750                   1,851

Total Operating Expenses                      808,580                 782,252


NET INCOME (LOSS)                         $  (762,783)            $  (774,386)


Net (loss) per common share               $     (0.25)            $     (0.38)


Weighted average common shares
outstanding                                 3,108,512               2,062,321


UNAUDITED


CYBERTEL COMMUNICATIONS CORPORATION
STATEMENT OF CASH FLOWS


                                       Jan - Sept.'99        Jan - Sept.'98


OPERATING ACTIVITIES

 Net Income                                (762,783)                (774,386)

 Adjustments to reconcile
  Net Income to net cash
  provided by operations:

    Accounts Receivable                     (55,076)                  15,973

    Subscriptions receivable                 34,500                  (76,000)

    Financing Costs                               0                  (30,000)

    Accounts Payable                         26,371                        0

    Stock Issued for Services               160,250                  626,218

Net cash provided by
 Operating Activities                      (596,738)                (238,195)


INVESTING ACTIVITIES


   Equipment                                (82,915)                  (2,496)

   Accumulated Depreciation                   1,567                    2,400

Net cash provided by
 Investing Activities                       (81,348)                     (96)

FINANCING ACTIVITIES


 Capital Stock                                  602                      692

 Paid in capital                            900,774                  339,308

Net cash provided by
 Financing Activities                       901,376                  340,000

Net cash increase for period                223,290                  101,709

Cash at beginning of period                  50,344                    3,087

Cash at end of period                       273,634                  104,796


UNAUDITED

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB of Item 10 of Regulation S-B. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          The Company began actively marketing in April, 1999. It is anticipated that it will produce approximately $4,390,000 in revenue in the 1999 fiscal year and approximately $12,762,000 in fiscal 2000. Gross profit would be approximately $175,394, and $3,185,280, respectively. In the next 12 months, the Company intends to employ 10 IP Gateways throughout the western United States in order to transport long-haul Voice Over the Internet traffic ("VOIP," i.e., long distance voice traffic transported as digital electronic data packets over the internet), both domestically and internationally. The Company's financing requirements in this regard are discussed under the heading "Liquidity," below.

          The Company's Strategic Partnership Agreements with Bell Atlantic and Level 3 Communications allow it to collocate its Gateway equipment and terminate traffic in areas that the Company has not or does not intend to locate Gateways. The Company has very actively begun to employ its Affinity Group Marketing strategy and has contracted with three of its seven targeted groups; it is negotiating with the remaining four. The total membership population of the Company's seven targeted groups is over 40 million. Management expects that its marketing efforts will be financed through its proposed fundraising, as discussed under the heading "Liquidity," below.

          The three groups with which the Company has contracted are: the Tailhook Association; Miles Ahead Ministries; and the Marine Corps Reserve Officers Association. Each agreement requires each group to forward a marketing piece to its members; the marketing pieces will recommend a telecommunications plan to the members, which will include long distance, toll free service, paging, cellular service, internet access, pre-paid and regular calling cards and other telecommunications services. The Company will provide each group with a billing summary of all participants' accounts each month and pay each group a percentage of each participant's net telephone bill. The contracts will be in place for periods of time ranging from 12 months to 36 months, with each group having an option to renew for an additional term.

          The Company also intends to build a captive agent network for direct marketing purposes to supplement its Affinity Group Marketing programs. The Company has retained the Southwestern Companies to conduct door-to-door residential solicitation of new customers. These operations began on October 3, 1999, which is subsequent to the period covered by this Report. The Company has also begun its telemarketing efforts, which entail contacting members of the Marine Corps Reserve Officers Association and the Tailhook Association. The Southwestern Companies are entitled to a commission of 20% of gross sales from its efforts. As of the date of this Report, the Company and the Southwestern Companies do not have a written contract.

          Management is also seeking viable acquisition candidates. Several synergistic targets have been identified and initial contacts are being made. The Company intends to make acquisitions that will allow it to offer value-added services and products to its customer base. There can be no assurance that the Company will be successful in locating and completing the acquisition of any suitable candidate. Even if the Company is successful in this regard, it can provide no assurance that any acquisition will be profitable.

          The Company's projections are based on the following assumptions and limitations:

          The Company's business plan details a stair step process whereby it will lease telecommunications services that can be marketed directly to its primary affinity groups. The Company currently has contracts with three of the seven affinity organizations originally targeted. The combined membership of the three contracted affinity groups is 25,000 members. The Company has just begun contacting affinity group members and is realizing a 38% acceptance rate. This acceptance rate substantially exceeds the 12.5% rate detailed in the business plan. The Company is currently in contract discussions with three more affinity groups. It is anticipated that all seven groups will be contracted by year end, although the Company can make no assurances in this regard. The total membership of the seven affinity groups is 40,000,000 members. The Company believes this population and its current acceptance rate should provide the revenues detailed in the projections. Additionally, the affinity group marketing plan is only one of several currently being test marketed.

          The second revenue source detailed is the wholesaling of telecommunications services. The Company is buying international telecommunication services from Flat Rate Communications and selling these services to LD Exchange.Com, Inc. The Company is currently pursuing other wholesale agreements as well. The profit margin is 3% to 4% on the wholesaling of telecommunications services.

          Management projects that 1999 revenues from its affinity group program will total $90,000, with revenues from its wholesaling operations totaling $4,300,000. For the 2000 fiscal year, management projects these revenues to be $6,762,000 and $6,000,000, respectively.

          In arriving at its revenue projections for its affinity groups program, the Company assumes that on average each residential customer will use approximately 200 minutes per month at a cost to the customer of approximately $0.10 per minute, and that the number of residential customers will increase from approximately 600 in September, 1999, to approximately 60,300 in December, 2000.

          The cost of goods sold currently reflects the cost of a leased network whereby the Company can transmit customer calls. The cost of goods reflects the use of the telephone lines, billing and collections and customer service. The rate used in the projections to reflect these costs is $0.07. To control cost, the Company has entered into subcontract arrangements to facilitate billing and collections and customer service. These costs are a calculation of the services provided. As such they are a true marginal cost.

          The Company's projections for its wholesaling operations assume volume of 2,000,000 monthly minutes through December 2000, at an average rate of $0.25 per minute. Projected cost of goods sold will be $0.25 per minute through December 2000.

          The Company has commenced the development of its own Internet Protocol Network. It is anticipated that the planned network will be operational by early 2000. With this network in place, the Company will have control of its pricing for the transmission of telecommunications services. The projection reflects a modest decrease in the cost of goods sold when the network is operational. The Company believes the reduction of cost will be more substantial but is reflecting a modest reduction to be conservative.

          The Company's selling, general and administrative costs will be reduced by management's intentions to subcontract significant services such as billing and collections and customer service. The fundamental costs will be
1)the maintenance of the Company's own Internet Protocol Network and 2)the marketing to and maintenance of affinity group relationships. The projections reflect a management group that is primarily marketing driven and that will target and service National Affinity Groups. The remainder of management will monitor the subcontractor relationships to maintain the quality of service the Company intends to provide.

          The telecommunication industry holds a certain amount of risk due to the highly competitive nature of the industry and capital required. The reason the Company is building its own IP Network is to be in control of its destiny with regard to price competition. To build this network the Company has sought out the technology that is compatible with internet requirements. The Company currently has agreements to provide sufficient funding in the short term. The company is currently negotiating with Schwartz Institutional Finance, National Capital and Capital Growth Planning to provide the long term resources necessary to complete the Internet Protocol Network and the infrastructure required to support the Company's planned customer base.

          The foregoing contains "forward-looking" statements and information. Actual results may differ materially from those projected in such forward-looking statements and there is no assurance that the projected results will be obtained.

Results of Operations.
----------------------

Nine months ended September 30, 1999, compared to nine months ended September 30, 1998.

         Revenues for the period ended September 30, 1999, increased to $1,602,333 as compared to $7,866 for the period ended September 30, 1998, as the result of the wholesaling of long distance telecommunications services.

         General and administrative costs have risen to $800,774 for the period ended September 30, 1999, as compared to $757,939 for the period ended September 30, 1999. One component of this expense has been common stock issued for services. Stock issued for services represents an expense of $160,250 for the period ended September 30, 1999, as compared to $626,218 for the period ended September 30, 1998. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

Liquidity and Capital Resources.
--------------------------------

          The Company has cash reserves sufficient to fund operations over the near term. However, additional capital requirements needed for planned growth will require the Company to seek additional outside financing. On a long term basis, the Company is negotiating agreements with Swartz Private Equity, LLC; Oxford International and Capital Growth Planning to provide at least $5,000,000 in a private placement of restricted securities to complete its Internet Protocol Network and provide additional working capital.

Year 2000
---------

          The Company uses a 16-line Triad System Star Plus Modavi, which is a digital telecommunications system that can be used for both voice and data.
In addition, the Company uses Dell personal computers in its office. It has determined that both its telecommunications system and its personal computer system are Year 2000 compliant.

          The Company's system vendors have given verbal assurance that their systems are Year 2000 compliant. System vendors for the Company's IP telephony operations are Cisco and Inter-Tel, both of which NASDAQ listed firms. None of the Company's IP telephony systems are main frame based; they are PC based. The two digit date problem is not a PC issue per se, and if it is a PC issue it is resolved at little cost by readjusting the Bios inherent in the PC motherboard.

          Level 3 Communications and MCI/WorldComm are other providers. Both of these companies have given the Company verbal assurances that they are in Year 2000 compliance.

          The worst case scenario, as management sees it, is that the power grid could fail and the Company's telephony systems would not have power. This has been resolved by Level3 and MCI/World Com by diesel powered back up generator systems that are in stand-by mode ready to supply power to the telephony systems in case of short term power failure. These backup power generating systems have the capability to sustain power generation for long periods of time as long as fuel is available. A considerable amount of diesel fuel is stored at both Level 3 and MCI/WorldComm facilities. The Company's contingency plan is to continue to monitor the backup power systems at the switching sites along with monitoring the diesel fuel supplies.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          On July 19, 1999, the Roman J. Kownacki, M.D. Pension Fund; and Roman J. Kownacki and Mary Jean Kownacki, as Trustees of the Kownacki Family Trust dated February 8, 1972 (collectively, "Kownacki"), filed a Complaint for Judgment Debtor's Interest in Property or Debt to Satisfy Money Judgment in the Superior Court of the State of California for the County of San Diego (the "Complaint"). The case was designated Case No. EC18601.

          The Complaint sought (i) a declaration that Company securities held directly or beneficially by the Company's President, Richard D. Mangiarelli, are the property of Kownacki; (ii) an order that the securities be delivered to the marshal of the County of San Diego for satisfaction of a judgment in the amount of $170,470.82 that Kownacki had obtained against Mr. Mangiarelli on May 28, 1997; (iii) an order to show cause why the Company should not be enjoined from transferring such securities to any person or otherwise disposing of the securities; (iv) a temporary restraining order and a preliminary injunction to that effect; and (v) Kownacki's costs of suit and attorney's fees and such other relief as the Court deemed proper.

          On August 5, 1999, the Court entered an Order (i) enjoining the Company, during the pendency of the action, from transferring to Mr. Mangiarelli, concealing, selling or otherwise changing the form of title on Mr. Mangiarelli's securities; (ii) requiring the Company to transfer all such securities in its possession to the Marshal of the County of San Diego upon demand, for application to the satisfaction of the judgment in favor of Kownacki; (iii) that the Company disclose the existence of the Order to anyone who inquires as to Mr. Mangiarelli's ownership interest in the Company's securities; (iv) not accept any lien or other encumbrance upon Mr. Mangiarelli's stock, options or right to exercise stock options or acquire shares as a condition to his employment with the Company; and (v) advise the Securities and Exchange Commission of the restrictions placed upon such stock on or before August 10, 1999.

          In the event that any shares that are beneficially owned by Mr. Mangiarelli are transferred to Kownacki, Kownacki would have the right to vote those shares at any meeting of the Company's stockholders. The Company has not received any indication of how Kownacki would vote the shares. However, management does not anticipate that any such transfer would effect a change in control of the Company, since Mr. Mangiarelli does not directly own any shares of the Company's common stock and the 6M Family Trust, which is controlled by Mr. Mangiarelli's family, owns only 17% of the Company's outstanding shares. Accordingly, management does not believe that such transfer would have any effect on its existing contracts or its future operations. Regardless of the outcome of this matter, Mr. Mangiarelli intends to remain as a director and executive officer of the Company and to continue with his present managerial responsibilities.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities.
          ----------------------------------------

     Common Stock
     ------------

                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------

Founders              8/1/96              2,000,000         (1)

Subscribers of
offering under
Rule 504             (2)                    125,000 (3)     $250,000

Subscribers under    (4)                    350,000         $ 45,500
second Rule 504
offering

Paul Mills            6/1/97                 90,000         $180,000

Kaplan Trust          6/1/97                 50,000         $ 10,000

Paul Ferandell        6/1/97                 50,000         $ 25,000

Tony Cesare           6/1/97                 10,000         $  2,500

Equity Advisors
International                               187,500

Four consultants     8/17/98                133,000         Services
                                                            valued at
                                                            $266,000

Jimmy Villalobos     8/17/98                  3,000         $    750

Daniel J. Sevier     8/17/98                  4,000         $  1,000

Five consultants     8/21/98                 36,800         Services
                                                            valued at
                                                            $73,600

Southwest Products  12/23/98                 25,000         $ 50,000

Southwest Products   1/21/99                 10,000         $ 20,000

Three consultants     2/2/99                 12,000         Services
                                                            valued at
                                                            $24,000
National Capital
Merc.                2/19/99                 16,000         $ 40,800

National Capital
Merc.                3/25/99                 20,000         $110,000

Rufus Young, Jr.     3/26/99                  3,300         Services
                                                            valued at
                                                            $16,500

Jeffery Rush         4/20/99                 10,000         Services
                                                            valued at
                                                            $20,000

Telebil              4/20/99                100,000         Services
                                                            valued at
                                                            $200,000

26 consultants       5/27/99                 97,400         Services
                                                            valued at
                                                            $194,800

Holders of warrants
issued under Rule
504 offering           (5)                  375,000         $737,100

Eight consultants      (6)                  Warrants to     Services
                                            purchase        valued at
                                            195,077         $390,154
                                            shares


          (1) Of this amount, a total of 1,783,000 were authorized for issuance on August 1,1996, and were issued on April 16, 1998, for a combination of cash and services.

          (2) Subscriptions under this offering were made at various times from January, 1998 through July, 1998.

          (3) This offering was of 125,000 units, at a price of $2.00 per unit. Each unit consisted of one share of the Company's common stock and warrants to purchase up to three additional shares at a price of $2.00 per share. As of the date of this Report, all or substantially all of these warrants have been exercised.

          (4) This offering was subscribed by various persons in March, 1998.

          (5) These warrants were exercised over a period of time ranging from approximately February 19, 1999, to February 28, 1999.

          (6) These warrants were issued from June, 1997 to February, 1998.
              They expired on or about March 10, 1999.

         Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information regarding the Company prior to the offer, sale or issuance of these "restricted securities." The Company believes these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), pursuant to Section 4(2) (with respect to all issuances other than issuances as part the Company's offerings under Rule
504) or 3(b) thereof (with respect to the issuances under the Rule 504 offerings).

          The Company has taken the following factors into account in determining the valuations of the above-referenced shares: (i) the fact that the shares are "restricted" (with the exception of the shares issued under Rule 504 of the Securities and Exchange Commission); (ii) the limited market for the Company's common stock on the OTC Bulletin Board of the NASD; (iii) the low book value per share ($0.038 at December 31, 1998); and (iv) the Company's history of limited revenues ($25,962 and $16,004 in 1997 and 1998, respectively).

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K.

               None.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CYBERTEL, COMMUNICATIONS CORP.


Date: Nov. 15, 1999              By: /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                              CEO, President and Director


Date: Nov. 15, 1999              By: /s/ Paul J. Mills
     --------------                 -------------------------------------
                                    Paul J. Mills
                                    Secretary and Director



Date: Nov. 15, 1999              By: /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director