Form 10QSB/A
period 1999-09-30
CYBERTEL COMMUNICATIONS CORP
filed 1999-11-15
CIK 1036148

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB-A1


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

         General and administrative costs have risen to $800,774 for the period ended September 30, 1999, as compared to $757,939 for the period ended September 30, 1998. One component of this expense has been common stock issued for services. Stock issued for services represents an expense of $160,250 for the period ended September 30, 1999, as compared to $626,218 for the period ended September 30, 1998. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

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