Form 10KSB
period 1999-12-31
CYBERTEL COMMUNICATIONS CORP
filed 2000-03-31
CIK 1036148

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  0-26913
                                            -----------

                          CYBERTEL COMMUNICATIONS CORP.
                          -----------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            86-0862532
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     4320 La Jolla Village Drive, Suite 205
                           San Diego, California 92122
                  -------------------------------------------
                    (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (858) 646-7410

                         CYBERTEL, COMMUNICATIONS CORP.
                         4275 Executive Square, Suite 510
                           La Jolla, California 92037
                           --------------------------
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)  Yes  X    No
               ---      ---                  ---      ---
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1999 -
$3,105,570.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 28, 2000 - $22,870,312.50.  There are approximately 4,305,000 shares of common voting stock of the Company held by non-affiliates. These computations are based upon the average of the high and low bid prices for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") for the quarter ended December 31, 1999.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes  X        No
                                                      ----         ----

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 28, 2000

                                 4,734,243

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Cybertel, Communications Corp., a Nevada corporation (the
"Company" or "Cybertel"), was organized on June 13, 1996, for the purpose of engaging in any lawful activity. At inception, the Company was authorized to issue 20,000,000 shares of non-assessable common voting stock, par value one mill ($0.001) per share. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock having a par value of one mill ($0.001) per share, with such rights and preferences as the Board of Directors shall determine. For a discussion of the Company's business development from inception through the calendar year ended December 31, 1998, see its Registration Statement on Form 10-SB-A3, which was filed with the Securities and Exchange Commission on October 15, 1999, and which is incorporated herein by this reference. See the Exhibit Index, Item 13 of this Report.

          In November and December, 1999, the Company received net proceeds of $390,238 from loans with a face value of $500,000. The loans are due six months from the date of origination and bear interest at the rate of 14% per annum. The note investors also received a total of 75,000 "unregistered" and "restricted" shares of the Company's common stock on a pro rata basis, and Capital Growth Resources, the placement agent, received 50,000 such shares as a placement fee, and the Company is obligated to register these shares. See the caption "Recent Sales of 'Unregistered' Securities" of this Report.

          On December 30, 1999, Cybertel entered into a Reorganization Agreement (the "Telenomics Agreement") with Telenomics, Inc., a California corporation ("Telenomics"), and all of the stockholders of Telenomics (the "Telenomics Stockholders") whereby Cybertel issued 600,000 shares of "restricted securities" (common stock) to the Telenomics Stockholders in consideration of the exchange of 100% of the outstanding voting securities of Telenomics. These shares amounted to approximately 9.4% of the post-Telenomics Agreement outstanding voting securities of Cybertel, taking into account the securities of Cybertel issued as outlined in the next paragraph. Telenomics became a wholly-owned subsidiary of Cybertel on the closing of the Telenomics Agreement. A copy of the Telenomics Agreement, with exhibits, was attached as an exhibit to the Company's Current Report on Form 8-K dated December 30, 1999, as amended, which disclosed the Telenomics Agreement and which was filed with the Securities and Exchange Commission on January 14, 2000. See the
Exhibit Index, Item 13 of this Report.

          Telenomics is a Hewlett Packard Channel Partner, providing telephone accounting and management software solutions on the HP servers since 1983. It is also a Hewlett Packard equipment reseller of the HP/9000, HP/3000 and HP workstations through a value added national authorized reseller license with Hewlett Packard with a best in class status.

          The PWARE software products manufactured and distributed by Telenomics and its authorized resellers are designed to reside on the Hewlett Packard servers in an open environment, enabling easy interface to existing legacy modules on the server, such as financial, human resources and other applications. PWARE is also designed to reduce dependency on the software vendors and replace the standalone PC call accounting system sold through the telephone vendors. PWARE is a multi-user system with both an unlimited terminals based server and a per-seat MS Windows Client Server based front end.

          Also on December 30, 1999, Cybertel entered into an Agreement and Plan of Reorganization (the "Like Dat Music Agreement") with T. J. Knowles, the sole stockholder of Like Dat Music, Inc., a California corporation (the "Like Dat Music Stockholder" and "Like Dat Music," respectively), whereby Cybertel issued 100,000 shares of "restricted securities" (common stock) to Mr. Knowles in consideration of the exchange of 100% of the outstanding voting securities of Like Dat Music. These shares amounted to approximately 1.6% of the post-Like Dat Music Agreement outstanding voting securities of Cybertel, taking into account the securities of Cybertel issued pursuant to the Telenomics Agreement. Like Dat Music became a wholly-owned subsidiary of Cybertel on the closing of the Like Dat Music Agreement. A copy of the Like Dat Music Agreement, with exhibits, was attached as and exhibit to the Company's Current Report on Form 8-K dated December 30, 1999, as amended, which disclosed the Telenomics Agreement and which was filed with the Securities and Exchange Commission on January 14, 2000. See the Exhibit Index, Item 13 of this Report.

          Property, plant and equipment acquired under the Telenomics Agreement included computer and office furniture with a book value of approximately $70,000. The only other asset of Telenomics was its software code for its call accounting software; the development expenses of this software have been deducted as an expense and are not reflected on its balance sheet.

          Like Dat Music is an established and award-winning commercial music and sound design (digitally layered sound effects) company which creates and produces original music for sale and/or license to the advertising, corporate, broadcast and film industries. Its products and services are utilized in television and radio commercials, television network and cable promotions, corporate industrial and trade films and shows, feature film trailers (previews) and motion pictures, television programming, and in Internet-related applications such as on-site kiosks and web sites. It also provides specialized digital sound recording services as well as innovative consumer music products for sale, private labeling and license.

          Like Dat Music had virtually no tangible assets, except its copyright music. The development expenses of these assets have also been deducted as an expense, and there is no carrying value for these assets on its balance sheet.

          Effective February 10, 2000, which is subsequent to the period covered by this Report, the Company's Board of Directors resolved to designate 5,000 shares of its authorized class of preferred stock as Series A 6% Convertible Preferred Stock (the "Series A Preferred Stock"), with holders thereof being entitled to receive, out of funds legally available therefor, dividends equal to 6% of the Liquidation Preference (i.e., $1000 per share of Series A Preferred Stock) per annum. At the election of the Company, such dividends may be paid either in shares of the Company's common stock or in cash. In the event of the liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive the Liquidation Preference, plus any accrued but unpaid dividends, whether or not declared. Each holder of Series A Preferred Stock is also entitled to the number of votes that is equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by that holder are convertible immediately after the close of business on the record date for determining the stockholders who are entitled to notice of and to vote at any stockholder meeting or, in the case of matters that are approved by the consent of stockholders without a meeting, on the date of such consent.

          Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time, into such number of fully paid and nonassessable shares of the Company's common stock as is determined by dividing $1000, plus the amount of any accrued but unpaid dividends, by the Conversion Price (i.e., the lower of (i) 110% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the initial closing date of the Company's Securities Purchase Agreement as discussed below; and (ii) 80% of the average of the three lowest closing bid prices of the Company's common stock for the 25 trading days immediately preceding the conversion date. If the closing bid price of the Company's common stock is less than $8 per share, the Company shall be permitted to redeem any or all shares of Series A Preferred Stock.

          Commencing on or about February 14, 2000, which is subsequent to the period covered by this Report, the Company commenced a private placement of a minimum of 100,000 shares, and a maximum of 1,000,000 shares, of its "unregistered" and "restricted" common stock at a price of $8 per share. Subject to the completion of the minimum offering, the Company's placement agent, Capital Growth Resources, of El Cajon, California, is to be paid a sales commission of 10% of the gross proceeds of the offering, together with:
(i) 2% of the gross proceeds as a wholesaling fee; (ii) 2% of the gross proceeds as a "due diligence" fee; (iii) 2% of the gross proceeds as an unaccountable expense allowance; and (iv) 12.5 warrants for every 100 shares sold (together with an additional 20,000 warrants if the offering is completed within 90 days). Each warrant grants the placement agent the right to acquire one "unregistered" and "restricted" share of the Company's common stock for a period of one year, at a price of $0.01 per share. As of the date of this Report, the Company has raised the minimum gross proceeds under this offering, and the offering is continuing.

          Effective February 15, 2000, which is also subsequent to the period covered by this Report, the Company entered into a Securities Purchase Agreement with Adara Investors, LLC, a Delaware limited liability company ("Adara"), under which the Company sold to Adara: (i) 3,000 shares of its Series A Preferred Stock, at a price of $3,000,000 (the "Shares"); (ii) Warrants to purchase 225,000 shares of the Company's common stock; and (iii) for $100, a Supplemental Warrant to purchase an additional 2,000 shares of Series A Preferred Stock for $2,000,000, and Stock Purchase Warrants to purchase up to 150,000 additional shares of common stock.

          The Warrants are exercisable until February 15, 2004, at a price of $16.86 per share. The Supplemental Warrant is exercisable until November 15, 2000.

          Also on February 15, 2000, the Company and Adara executed a Registration Rights Agreement under which the Company agreed to file, within 45 days of the initial closing date of the Securities Purchase Agreement, a Registration Statement on Form SB-2, covering the resale of the Shares; the Warrants; and the Supplemental Warrant. The Company is required to keep the Registration Statement effective until the earlier of (i) the date on which all of such securities have been sold; (ii) the date on which they may be immediately sold without restriction; and (iii) the date which is 24 months following the date on which the Registration Statement is declared effective. The Registration Rights Agreement also gives Adara "piggyback" registration rights with respect to these securities. A copy of the Adara Securities Purchase Agreement, with the Registration Rights Agreement and other exhibits thereto, is attached hereto and incorporated herein by reference. See the
Exhibit Index, Item 13 of this Report.

          On or about February 16, 2000, the Company entered into a letter of intent with LDVL, Inc., a New Jersey corporation ("LDVL"), which set forth the proposed terms of an Agreement and Plan of Merger by which the Company will issue 625,000 "unregistered" and "restricted" shares of its common stock to the stockholders of LDVL in exchange for all of the outstanding securities of LDVL. LDVL is a Digital Subscriber Line (DSL) provider. As of the date of this Report, the parties have taken no further action with respect to the Company's acquisition of LDVL, and there can be no assurance that any definitive agreement will be executed.

Business.
---------

          The Company provides long distance voice and data telecommunications services. It utilizes the network switching and transport facilities of Tier I long distance carriers, such as TeleHub Network Services Corporation; Level 3 Communications; and Bell Atlantic Network Services, Inc., to provide a broad array of integrated long distance telecommunications services such as long distance, calling cards, paging and wireless communications on a seamless and highly reliable basis. A non-facilities based carrier provides long distance services without the use of its own preferred interexchange carrier code (i.e., a code that allows a customer to dial "1" to access its Primary Interexchange Carrier, or "PIC"). A "reseller" places its customers' calls through a facilities based carrier and that carrier bills and collects from the end-user customers. Facilities-based carriers have the advantage of lower long-term costs because they do not lease their networks from another carrier and are not subject to pricing policies of other carriers; the disadvantage is that initial capital investments are higher.

          The Company's service offerings include basic "1 plus" and "800" long distance, frame relay data transmission, Internet telephony and wireless communications services, as well as enhanced telecommunications services such as prepaid calling cards and Internet access.

          In addition, the Company is developing a regional internet protocol network in the western United States that will connect with a national network, allowing the Company to transport telecommunications nationally. To reach this goal, management plans to purchase equipment and lease facilities and other assets. The Company is arranging financing for this purpose. See the caption "Management's Discussion and Analysis or Plan of Operation" of this Report.

     Risk Factors
     ------------

          Limited Operating History.
          --------------------------

          The Company was incorporated in June, 1996 for the purpose of engaging in any lawful activity. The Company's plan of operations calls for it to create an international, facilities-based communications network. However, the Company is still in a formative stage. Potential investors should be aware of the difficulties normally encountered by a new enterprise in a highly competitive industry. There is limited evidence at this time upon which to base an assumption that the Company's business plans will prove successful or that its products and services will be successfully marketed.
As a consequence, there is no assurance that the Company will be able to operate profitably in the future.

          Operating Results of the Company.
          ---------------------------------

          The Company is still a development stage company and has not yet earned an annual profit. The gross revenues and net losses of the Company for the three calendar years ended December 31, 1999, are shown below:

     Year ended                Gross                    Net
     December 31,              Revenues                 Loss
     ------------              --------                 ----

         1997                    $   25,962             $   72,405
         1998 (Restated)         $2,572,731             $1,216,792
         1999                    $3,105,570             $2,250,265


          No assurance can be given that the Company will not continue to report losses on an annual basis or that the Company's business operations will ultimately prove to be profitable.

          Any substantial downturn in economic conditions or any significant price decreases related to the telecommunications industry could have a material adverse effect on the Company's business. Economic conditions such as inflation may also affect the future availability of attractive financing rates for the Company or its customers and may materially adversely affect the Company's business. Deflation may also affect the Company's income derived from telecommunications to the extent that the Company's costs of providing services increase from the time that the services are sold until the time that they provided and the Company must adjust its rates.

         Highly Competitive Industry.
         ----------------------------

         The Company will be operating in a highly competitive industry; most of its competitors have significantly greater experience in the industry and substantially more assets and customers than the Company. There can be no assurance that the Company will be able to compete successfully in the telecommunications industry. See the caption "Competitive Business Conditions" of this Report.

         Governmental Regulation.
         ------------------------

          Internet service providers ("ISP" or "ISPs") are generally considered to be "enhanced service providers" within the United States and are presently exempt from federal and state regulations governing common carriers; however, this is an expanding medium which may be the subject of future
regulation by federal and state agencies.   In April, 1998, the Federal
Communications Commission (the "FCC") indicated that it will examine whether certain forms of "phone-to-phone" Internet protocol are information services or telecommunication services, and in September, 1999, the FCC initiated a notice of inquiry regarding voice or Internet telephony (both computer-to-computer and phone-to-phone Internet telephony), seeking comment on the availability of Internet telephony, the extent it has begun to replace traditional telecommunications services, the percentage of disabled persons who utilize Internet telephony and whether it falls under the purview of
Section 255 of the Telecommunications Act of 1996 (the "Telecommunications Act"). Also, In 1998, two regional bell operating companies advised Internet telephony providers that these companies would impose access charges on Internet telephony traffic. Petitions in Nebraska and Colorado regarding these companies have been dismissed by these states' Public Utilities Commissions, but Nebraska has indicated that it will hold a public hearing to consider and seek comment on the following issues: (1) whether its preliminary finding that traffic to ISPs is "local" in nature is correct; (2) how carriers should compensate each other for calls placed to ISPs; (3) whether
interexchange   carriers providing Internet telephony must pay intrastate
access charges; and (4) whether ISPs and providers of Internet telephony should contribute to the state's universal service fund. Management is unable to assess presently the potential adverse effects, including the possibility of charging for the use of Internet telephone use, that any such regulation may have.

         Reliance on Existing Management.
         --------------------------------

         The Company's operations are primarily dependent upon the experience and expertise of Richard Mangiarelli (Chief Executive Officer, President and director) and Paul Mills (Chairman of the Board and Secretary). The loss of either Mr. Mangiarelli or Mr. Mills may have a material adverse effect on the Company's business. As of the date of this Report, neither Mr. Mangiarelli nor Mr. Mills has entered into any covenant not to compete with the Company.

          The Company's success is also dependent on its ability to attract and retain qualified management, administrative and sales personnel to support its anticipated future growth, of which there can be no assurance. The Company does not carry key man insurance upon the lives of any of its officers. It has entered into employment contracts with Mr. Mangiarelli and with James D. Boring.

          Rapid Technological Change.
          ---------------------------

          The telecommunications industry is characterized by rapidly evolving technology. The Company believes that its success will increasingly depend on its ability to offer, on a timely basis, new services based on evolving technologies and industry standards. The Company intends to develop new services; however, there can be no assurance that the Company will have the ability or resources to develop such new services, that new technologies required for such services will be available to the Company on favorable terms or that such services and technologies will enjoy market acceptance. Further, there can be no assurance that the Company's competitors will not develop products or services that are technologically superior to those expected to be used by the Company or that achieve greater market acceptance. The development of any such superior technology by the Company's competitors or the inability of the Company to successfully respond to such a development, could render the Company's existing products or services obsolete and could have a material adverse effect on the Company's business, financial condition and results of operations. The lack of capital resources could materially affect the Company's ability to respond to technological changes.

          Lack of Dividends.
          ------------------

          The Company has never paid, and does not plan to pay in the foreseeable future, any cash dividends with respect to its common stock.

          Shares Eligible for Future Sales.
          ---------------------------------

          Of the 4,734,243 currently issued and outstanding shares of the Company's common stock, 2,597,108 are freely tradeable, and 2,137,135 are unregistered securities and therefore restricted from resale other than by way of a transaction complying with the provisions of Rule 144, adopted under the Securities Act of 1933, as amended, or some other exemption from registration. Of the 2,137,135 "unregistered" and "restricted" securities, approximately 2,000,000 have been held for over one year and are eligible for resale upon compliance with the provisions of Rule 144.

          Rule 144 provides, among other things, that if certain information concerning the operating and financial affairs of the Company is publicly available, persons who have held restricted securities for a period of one year thereafter may sell in each subsequent three month period up to that number of such shares equal to the greater of 1% of the Company's outstanding common stock or the average weekly reported volume of common stock trading during the four calendar weeks preceding the filing of a notice of proposed sale. Pursuant to Rule 144(k), unlimited sales of such restricted stock by non-affiliates may be effected following a two year holding period, without regard to the other Rule 144 requirements. Future sales of the Company's shares under Rule 144 could depress the current market price of the common stock and any market which may develop in the near future. For a discussion of the Company's securities that have been issued without registration, see the caption "Recent Sales of Unregistered Securities" of this Report.

          Conflicts of Interest.
          ----------------------

          Although they have no present plans to do so, the Company's directors and officers may become officer, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, effort and corporate opportunity, involved in participation with such other business entities.

          Market Value of Common Stock.
          -----------------------------

          There is no correlation between the market price of the Company's common stock and its book value. As of December 31, 1999, the net book value of a share of the Company's common stock was $(0.02), whereas the average closing bid price of a share of common stock during the quarterly period ended on such date was $5.3125 per share, and does not necessarily bear any relationship to the Company's asset value, net worth or other established criteria of value and should not be considered indicative of the actual value of the Company or the market price of the common stock. Based on this "book value" determination of the value of the Company's common stock, it is highly overvalued and there can be no assurance that present or future stockholders will be able to resell their shares at a profit.

          Risks of "Penny Stock."
          -----------------------

          The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

          Subject to compliance with applicable listing standards, the Company plans to attempt to qualify for listing on NASDAQ. However, its common stock is currently traded on the OTC Bulletin Board of the NASD.

          Section 15(g) of the 1934 Act, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

          Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

          Risks Associated with Execution of Growth Strategy.
          ---------------------------------------------------

          A principal component of the Company's growth strategy is to build a regional telecommunications network in the western United States. The Company's ability to execute its growth strategy depends on a number of factors including (i) the availability of attractive opportunities; (ii) the Company's ability to acquire service relating to such opportunities on economically feasible terms; (iii) the Company's ability to obtain the capital necessary to finance the acquisition of facilities, as well as to cover any necessary sales, marketing and operation expenditures; (iv) the Company's ability to market and sell services; and (v) the Company's ability to manage rapidly growing operations effectively and in a manner which results in significant customer satisfaction. There can be no assurance that the Company will be successful with respect to any or all of these factors.

Principal Products and Services.
--------------------------------

Long Distance Service.
----------------------

          The Company intends to offer basic "1 plus" and "800" long distance services. Management believes it will be successful as a provider of these basic services because of the volume discounts it has been able to negotiate with underlying carriers and its ability to direct customer call traffic over the transmission networks of more than one carrier. The Company has negotiated pricing ranging from $0.049 to $0.056 per minute for switchless services, and ranging from $0.041 to $0.044 with guarantees to the carriers of certain minimum monthly volume. If these minimum volumes are not met, the Company will still be responsible for paying for them. As the Company expands its network of switching facilities, it will increasingly have the ability to choose among the transmission networks of different carriers to take advantage of the most favorable rates to different destinations at different times of the day.

          The per minute cost to the Company from underlying carriers is a function of negotiating the best rates with the carriers. Volume and "ramp up" periods affect cost. If the Company is able to project substantial volumes at some point in the mid-term future, underlying carriers are willing to negotiate a better rate. The Company has no way to gauge what underlying carriers charge to others, as that is not public information. However management knows that the Company's charges to its customers are very competitive in comparison to other carriers. As an example, a customer using 200 minutes per month and subscribing to AT&T's 7 cent per minute anytime plan would pay $19.95 when AT&T's $5.95 monthly recurring charge is added. A Company customer using the same 200 minutes would pay $19.80 at the Company's
9.9 cent per minute rate.

          Initially, the Company will charge its customers on the basis of minutes or partial minutes of usage at rates which may vary with the distance, duration, time of day of the call and the type of call. Rates charged for a call are not affected by the particular transmission facilities selected for call transmission but are affected by the type of call a user may select.
The Company has contracted with Tritel Communications, LLC, of Irving, Texas, for the performance of billing services. The agreement is for a term of three years and provides for Tritel to process the Company's calling records on a weekly basis. The agreement also provides for a one-time setup cost of $3,000, with a monthly processing charge of $675 plus $0.005 per calling record processed and payment of a monthly telecommunications excise tax of $825. Tritel will also print and mail invoices for the Company at a rate of $1.00 per invoice per month. The minimum monthly payment for Tritel's services will be $1,500. Any custom programming that the Company requires will be billed at $100 per hour.

          In the near future, the Company hopes to provide its customers a flat rate long distance calling service throughout the United States. Billing will occur in six-second increments.

Debit and Prepaid Calling Cards.
--------------------------------

          The Company offers travel and debit cards with low long distance rates through either per unit fees or through monthly billing of the end user subscriber. These cards are utilized in the exact same manner as other calling cards and there are no "ease of use" disadvantages versus traditional calling cards. Besides relatively large savings for out of country and foreign travelers, larger corporations, whose executives and sales personnel routinely use calling cards, are now pricing these cards at attractively low prices. The absences of transaction fees per call as well as lower per minute charges make these cards extremely attractive to both large and smaller users. Prepaid calling cards offer an additional advantage to the subscriber in that they limit the liability for lost, stolen or employee abused cards, since the minutes are preset and added to each card in limited quantities at the direction of the subscriber. The Company began receiving revenues from these cards in August, 1999.

Internet Access.
----------------

          This product is the newest and fastest growing to telecommunications providers in general. The Company packages a service which includes domain registration and services (e.g. design, placement, advertising), Web sites, monthly access to the Internet for dial-up and dedicated (i.e., telecommunications lines reserved for use by particular customers) usage, and a discounted 800 service to respond and/or reply to the customers' eventual order flow. It is expected that this package will include E-mail, Web browser, Internet dialer, and search engines, all priced substantially below representative major carrier providers for software and initial access. The Company's pricing for these services will be $16.50 per month as compared to monthly rates for America Online and other internet service providers ranging from $19.95 to $21.95 per month. The bundling of these services will provide a "one-stop" arrangement for the small and middle size business subscriber. Since many small businesses do not employ computer/software specialists to serve their systems needs, and are owned or managed by individuals who are themselves "Internet-deficient", a one-stop approach provides the Company with easy access to a steadily expanding demand in the marketplace.

Distribution Methods of the Products or Services.
-------------------------------------------------

Affinity Groups.
----------------

          The Company is expanding the reseller concept (i.e., transporting data through a facilities based carrier that bills and collects from the end-user customers) by targeting its products to specific niche markets. This entails marketing to large associations whose members form a loyal base and have an inherent allegiance to their organization and wish to support it financially. The Company offers these associations discounted long distance services at wholesale prices, 20-60% below AT&T, MCI/WorldCom and Sprint, and a portion of the long distance charges will go to the subscribers' organization (professional associations, alumni associations, etc.) when they pay their monthly bill. The long distance services are solicited by and through the subscriber's organization and packaged by Cybertel.

          The above strategy should allow the Company to introduce and sell its services to many more users than it could contact directly, or obtain through advertising. The sponsoring group has a vested interest in obtaining all telecommunications business from its affiliated members as it stands to gain substantial commission dollars, once volume levels are realized. This strategy also applies to fund raisers and promotional events. The personalized prepaid calling card also functions as an excellent perceived benefit or promotion for the sponsoring entity.

          Management hopes to increase market share in each market segment of the Company's business through a combination of direct sales efforts targeted to corporate and individual clients and through acquisition of strategic competitive firms providing value-added services to the core businesses of the Company. Marketing public relations tactics will be employed not only to conserve resources, but to increase credibility and visibility in the targeted marketplace. Tactics to be used include editorial coverage in industry specific media along with general interest publications.

          Other marketing opportunities include: industry trade shows, membership in professional and business organizations, cross promotional events, direct mail/lead generated, promotional literature, direct sales and in-house telemarketing. The Company intends to retain and hire sales and marketing staff who demonstrably posses the ability to achieve sales levels that the Company has established. This staff will predominantly include those who have specific industry experience and maintain existing customer bases from which to generate above average sales levels. Each market will be driven by a strong direct response campaign using value-based pricing (i.e., quality service at a low price) and superior customer service as the cornerstone in establishing and maintaining customer loyalty. The Company's customer service representatives are trained to be courteous and helpful and to realize that customers who call are usually having a problem and are frustrated. The Company's customer service representatives are able to access a customer's account instantaneously and bring up the type of information that will allow them to solve the customer's problem.

          To date, the Company has marketed its products primarily through Affinity Groups. The Company intends to finance its marketing activities in the short term through equity financing that it is currently pursuing and in the long term through cash flow and profits.

Internet Protocol Network.
--------------------------

          The Company is building a regional telecommunications network in the western United States. The Company plans to build local networks in cities in 11 western states that will interconnect with a national long distance network. The Company will focus primarily on the residential market in order to compliment its Affinity Group Marketing Programs. The Internet Protocol ("IP") based network will provide a full range of communications services including long distance and data transmission as well as other enhanced services to the domestic and international markets. Additionally, the Company will offer a range of Internet access services at varying capacity levels (e.g., 56 or 395 kilobits per second), and as technology development allows, at specified levels of quality of service and security to meet the needs of its residential and business customers. The Company established its first IP Gateway, which digitizes a communications signal and transports it over the internet, in San Diego, California, in June, 1999.

          The Company has shaped its strategy to build an IP-based network because of a fundamental shift that is occurring in the communications industry. Management believes that this shift is as important as that from the telegraph to the telephone or from mainframe to personal computers. It is a shift that the Company believes will change the way people communicate.

          The change is a move from the traditional "circuit switched" networks that were designed primarily for voice communications, and which have existed form almost a century, to newer "packet switched" networks using IP. The new technology makes it possible to move information at a much lower cost, because packet switching technology makes more efficient use of the network capacity.

          The internet is a worldwide communications network of interconnected computers that share information, generally over high-bandwidth fiber optic cables. Information that moves over the internet is broken down into pieces known as "packets." Each packet is coded with address information for delivery to the proper destination, sent through the internet and reassembled into its original form so the recipient can use the information upon delivery. This process is made possible using two important internet communications protocols: Transmission Control Protocol ("TCP"); and Internet Protocol ("IP"). TCP divides and reassembles the packets. IP ensures that the packets reach the correct destination.

          By contrast, the basic design of the telephone network has not changed for more than 100 years. The telephone system is a circuit-switched network. This technology dedicates a fixed amount of capacity (i.e., a circuit) for the entire duration of the transmission. As a result, a telephone line ties up an entire circuit for the duration of a call.

          In an IP network there is no single, unbroken connection between sender and receiver. When information is sent, it is broken into small packets that share lines with other transmissions, over many different routes at the same time, which are then reassembled at the receiving end. The result is that the internet is much more efficient than the present circuit-switched network. By way of analogy, a call on a circuit-switched network is like a single car taking up an entire stretch of freeway by itself, while an IP network can fill all lanes of the freeway with hundreds of vehicles, all destined for different exits.

          Major communications carriers would like to add IP-based switching technology to portions of their networks, but because of the immense investment that these companies have already made in their existing networks, they continue to retain extensive networks based on the older and less efficient circuit switching technology. The Company believes it is well positioned for the fundamental shift to the new technology because the company has no investment in, or commitment to, the older technology. Equally important, the Company plans to design the network to be upgradeable, so that it can evolve as the technology evolves.

          In March, 1999, the Company signed a service agreement with General Telecom, Inc., a Massachusetts corporation, which allows the Company to use General Telecom's telecommunications equipment for a one-year term, which is renewable for five additional one-year periods. The Company's fees will be based on usage volume and line types, with a minimum monthly payment of $6,500 per month.

          The Company executed an agreement with Level 3 Communications on March 12, 1999. Under the agreement, Level 3 agreed to allow the Company to "co-locate" its internet access equipment and switches in Level 3's switching centers in all 50 states and use Level 3's state of the art fiber optic network. This allows the Company to place its telecommunications equipment in Level 3's co-location cabinets and send voice and data traffic over the Internet without having to build a fiber optic network of its own. This will result in substantial cost savings to the Company. The agreement with Level 3 is for a term of three years; the Company pays a flat rate of $2,800 per month. The agreement with Level 3 was attached as an exhibit to the Company's Registration Statement on Form 10-SB, as amended. See the Exhibit Index, Item 13 of this Report.

          On June 28, 1999, the Company and TeleHub Network Services Corporation, an Illinois corporation ("TeleHub"), entered into a Telecommunications Service Agreement and a Supplemental Service Agreement under which TeleHub agreed to provide certain telecommunications services for the Company to resell. These services include switched domestic and international outbound long distance telephone service; switched toll-free service; calling cards; and dedicated outbound and toll-free service. The per-minute rates for these services vary by geographic area and are set forth in an attachment to the Supplemental Service Agreement. Charges to the Company are due and payable within 30 days of the date of invoice. A late charge of 1-1/2% (or the maximum legal rate, if less) shall apply to any unpaid balance. TeleHub may also suspend or terminate the service or require additional security deposits if the Company does not make payments when due. The Telehub Agreements were attached as exhibits to the Company's Registration Statement on Form 10-SB, as amended. See the Exhibit Index, Item 13 of this Report.

          The Company has also entered into a contract with Bell Atlantic Corporation giving the Company the right to terminate IP long distance and data traffic on Bell Atlantic's network. This strategic alliance will allow the Company to deliver IP telephony calls originating outside of Bell Atlantic's region through the Public Service Telephone Network ("PSTN") 24 hours per day, seven days per week, on Bell Atlantic's Termination Gateways. The agreement also allows the Company to sell wholesale termination on Bell Atlantic's lines to third parties and will make it possible for the Company's calls from anywhere in the world to be delivered to the Northeast Corridor of the United States via Bell Atlantic's IP telephony network. The Company is to pay all charges within 30 days of Bell Atlantic's invoice, with interest at a rate of 1.25% per month on all overdue balances. Bell Atlantic also reserves the right to terminate service, upon seven days' notice, if the Company becomes more than 30 days delinquent in its account. The Bell Atlantic Agreement was attached as an exhibit to the Company's Registration Statement on Form 10-SB, as amended. See the Exhibit Index, Item 13 of this Report.

Acquisition Strategy.
---------------------

          One of the Company's primary goals is to become a one-stop service provider for a variety of services. Management believes this can be established through an acquisition strategy which is intended to (i) enhance Company's sales force capability, (ii) broaden its service offerings, and
(iii) increase its customer base and revenue.

          As discussed in more detail under the heading "Long Distance Service," the Company has executed a letter of intent with Telenomics, Inc., and the holders of all of Telenomics' outstanding shares, whereby the Company agreed to acquire all of such shares in exchange for shares of the Company's common stock. However, there can be no assurance that any definitive acquisition agreement will be reached or that the Company will be able to identify any other attractive acquisition candidates in the future, that acquisitions pursued by the Company will be completed, or that, if completed, such acquisitions will be beneficial to the Company.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          On July 7, 1999, the Company publicly announced that it has signed a contract with Bell Atlantic Corporation giving the Company the right to terminate IP long distance and data traffic on Bell Atlantic's network. This strategic alliance will allow the Company to deliver IP telephony calls originating outside of Bell Atlantic's region through the Public Service Telephone Network ("PSTN") 24 hours per day, seven days per week, on Bell Atlantic's Termination Gateways. The agreement also allows the Company to sell wholesale termination on Bell Atlantic's lines to third parties and will make it possible for the Company's calls from anywhere in the world to be delivered to the Northeast Corridor of the United States via Bell Atlantic's IP telephony network.

          The Company's agreement with Bell Atlantic provides for the Company to pay Bell Atlantic a rate based on the number of minutes that Bell Atlantic's Termination Gateways are being used, with a minimum monthly payment of $4,800. The term of the agreement is one year, with automatic yearly renewals until either party gives the other notice of non-renewal at least 90 days before the expiration of the current term.

Competitive Business Conditions.
--------------------------------

          The communications and information services industry is highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including customer bases.

          The Company is subject to significant competition from other entities engaged in the telecommunications industry. The Company's principal competitors include Level 3, IDT, Delta 3 and USA Talks, of which the first three are national and the last is regional. All of these entities possess significantly greater financial, sales and marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. Management of the Company believes that industry competition will be increased by recent and possibly future consolidation in the telecommunications industry.

          The long distance telecommunications industry is significantly influenced by the marketing and pricing activities of the major industry participants, including AT&T, MCI/WorldCom, and Sprint. While the Company believes that AT&T, MCI/WorldCom and Sprint historically have chosen not to concentrate their direct sales efforts on small to medium sized businesses, these carriers control approximately 85% of that market. Moreover, AT&T, MCI/WorldCom and Sprint have recently introduced new service and pricing options that are attractive to smaller commercial users, and there can be no assurance that they will not market to these customers more aggressively in the future. AT&T and, as an interim measure, the structurally separate interexchange affiliates of the seven regional Bell operating companies ("RBOCs") have recently been reclassified as non dominant carriers and, accordingly, have the same flexibility as the Company in meeting competition by modifying rates and service offerings without pricing constraints or extended waiting periods. These reclassifications may make it more difficult for the Company to compete for long distance customers. In addition, a significant number of large regional long distance carriers and new entrants in the industry compete directly with the Company by concentrating their marketing and direct sales efforts on small to medium sized commercial users. Activities by competitors include, among other things, national advertising campaigns, telemarketing programs and the use of cash to contribute to significant customer attrition in the long distance industry.

          The Company will contract for call transmission over networks operated by suppliers who may also be the Company's competitors. Both the interexchange carriers ("IXCs", i.e., telecommunications companies that provide telecommunications services between local exchanges on an interstate or intrastate basis) and local exchange carriers ("LECs", i.e., telecommunications companies that provide telecommunications services in a geographic area in which calls generally are transmitted without toll charges) that will be providing transmission services for the Company have access to information concerning the Company's customers for which they provide the actual call transmission. Because these IXCs and LECs are potential competitors of the Company, they could use information about the Company's customers, such as their calling volume and patterns of use, to their advantage in attempts to gain such customers' business. The Telecommunications Act, which became law in 1996, has strengthened the rules which govern the privacy of customer proprietary information by expressly prohibiting telecommunications carriers which receive proprietary information from resale carriers for purposes of providing telecommunications services to those resale carriers from using such information for their own marketing purposes. In addition, the Company's future success will depend, in part, on its ability to continue to buy transmission services and access from these carriers at a significant discount below the rates these carriers otherwise make available to the Company's targeted customers.

          Regulatory trends have had, and may have in the future, a significant impact on competition in the telecommunications industry. As a result of the recently enacted Telecommunications Act, the RBOCs are now permitted to provide, and are providing or have announced their intention to provide, long distance service originating (or in the case of "800" service, terminating) outside their local service areas or offered in conjunction with other ancillary services, including wireless services. Following application to and upon a finding by the Federal Communications Commission (the "FCC") that an RBOC faces facilities based competition and has satisfied a congressionally mandated "competitive checklist" of interconnection and access obligations, an RBOC can provide long distance service within its local service area. The entry of these well-capitalized and well known entities into the long distance service market could significantly alter the competitive environment in which the Company operates.

          The Telecommunications Act also removes all legal barriers to competitive entry into the local telecommunications market and directs incumbent local exchange carriers ("ILECs", i.e., companies historically providing local telephone service) to allow competing telecommunications service providers (of which the Company will be one) to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services. Moreover, the Telecommunications Act seeks to facilitate the development of local telecommunications competition by requiring ILECs, among other things, to allow end users to retain their telephone numbers when changing service providers and to place short haul toll calls without dialing lengthy access codes. In response to these regulatory changes, MCI/WorldCom and AT&T have each announced their intention to enter the local telecommunication market, including MCI/WorldCom's announcement that it will invest more than $2.0 billion in fiber optic rings and local switching equipment in major metropolitan markets throughout the United States, and AT&T's announcement that it filed applications in all 50 states to provide local telecommunications services.

          While the Telecommunications Act opens new markets to the Company, the nature and value of the resultant business opportunities will be dependent in large part upon subsequent regulatory interpretation of the statute's requirements. The FCC has recently promulgated rules implementing the local competition provisions of the Telecommunications Act; each state must now individually adopt regulations applying the new national guidelines. The Company anticipates that ILECs will actively resist competitive entry into the local telecommunications market and will seek to undermine the operations and the service offerings of competitive providers, leaving carriers such as the Company which are dependent on ILECs for network services vulnerable to anti
competitive abuses.   No assurance can be given that the local competition
provisions of the Telecommunications Act will be implemented and enforced by federal and state regulators in a manner which will permit the Company to successfully compete in the local telecommunications market or that subsequent legislative and/or judicial actions will not adversely impact the Company's ability to do so. Moreover, federal and state regulators are likely to provide ILECs with increased pricing flexibility for their services as competition in the local market increases. If ILECs are allowed by regulators to lower their rates substantially, engage in excessive volume and term discount pricing practices for their customers, charge excessive fees for network interconnection or access to unbundled network elements, or decline to make services available for resale at wholesale rates, the ability of the Company to compete in the provision of local service could be materially and adversely affected.

Telecommunications Act.
-----------------------

          On February 8, 1996, Congress enacted the Telecommunications Act, which effected a sweeping overhaul of the Communications Act of 1934 (the "Communications Act"). In particular, the Telecommunications Act substantially governs telecommunications common carriers. The Telecommunications Act was intended by Congress to open telephone exchange service markets to full competition, to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. The Telecommunications Act makes all state and local barriers to competition unlawful, prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing interstate or intrastate telecommunications services and directs the FCC to conduct rulemaking proceedings on local competition and other related matters.

          Implementation of the provisions of the Telecommunications Act will be the task of the FCC, the state public utility commissions and a joint federal/state board. Much of the implementation of the Telecommunications Act must be completed in numerous rulemaking proceedings with short statutory deadlines. These proceedings are expected to address issues and proposals already before the FCC in pending rulemaking proceedings affecting the long distance industry as well as additional areas of telecommunications regulation not previously addressed by the FCC and the states. States retain jurisdiction under the Telecommunications Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers.

          Some specific provisions of the Telecommunications Act which are expected to affect long distance service providers are summarized below:

          Expanded Interconnection Obligations. The Telecommunications Act establishes a general duty of all telecommunications carriers to interconnect with other carriers, directly or indirectly. The Telecommunications Act also contains a detailed list of requirements with respect to interconnection obligations, including resale, number portability, dialing parity, access to rights of way and reciprocal compensation.

          ILECs have additional obligations including: to negotiate in good faith; to provide for network interconnection at any technically feasible point on terms that are reasonable and non discriminatory; to provide non discriminatory access to facilities, equipment, features, functions and capabilities on an unbundled basis; to offer for resale at wholesale rates any service that ILECs provide on a retail basis; and to provide actual collocation of equipment necessary for interconnection or access. Collocation refers to the physical location of a telecommunication carrier's equipment in a local exchange carrier's premises to facilitate the interconnection of their switching routing equipment.

          The Telecommunications Act establishes a framework for state commissions to mediate and arbitrate negotiations between ILECs and carriers requesting interconnection services or network elements. The Telecommunications Act establishes deadlines, policy guidelines for state commission decision making and federal preemption in the event a state commission fails to act. While the FCC has recently promulgated rules implementing these provisions of the Telecommunications Act, the impact of these rules on the Company cannot be determined at this time.

          Provision of Interexchange Services.The Telecommunications Act eliminates the previous prohibition on RBOC provision of interexchange services originating (or in the case of "800" service, terminating) outside their local service areas and all interexchange services associated with the provision of most commercial mobile wireless services, including services originating within their local service areas.

          In addition, the Telecommunications Act allows RBOCs to provide landline interexchange services in the states in which they provide landline local exchange service; provided, however, that before engaging in landline long distance services in a state in which it provides landline local exchange service, an RBOC must (i) provide access and interconnection to one or more unaffiliated competing facilities based providers of telephone exchange service, unless after 10 months after enactment of the Telecommunications Act no such competing provider has requested such access and interconnection more than three months before the RBOC has applied for authority and (ii) demonstrate to the FCC its satisfaction of the Telecommunications Act's "competitive checklist."

          The specific interconnection requirements contained in the "competitive checklist" include network interconnection and unbundled access to network elements, including local loops, switching and transport; access to poles, ducts, conduits and rights of way owned or controlled by them; access to emergency 911, directory assistance, operator call completion and white pages; access to telephone numbers, databases and signaling for call routing and completion; availability of number portability; local dialing parity; reciprocal compensation arrangements; and resale opportunities.

          Review of Universal Service Requirements. The Telecommunications Act contemplates that interstate telecommunications providers will "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, although the FCC can grant exemptions in certain circumstances. The FCC has promulgated rules to implement these provisions of the Telecommunications Act, and the outcome of such proceedings and its effect on the Company cannot be determined.

          Limitation on Joint Marketing of Local and Long Distance Services. Long distance providers that serve greater than five percent of pre-subscribed access lines in the United States (which includes the nation's three largest long distance providers) are precluded from jointly marketing local and long distance service until the RBOCs are permitted to enter the long distance market, or three years from the date of enactment of the Telecommunications Act, whichever is sooner. Management is informed and believes that this prohibition has been extended and is currently attempting to determine when it will expire.

          Deregulation. The FCC is authorized to forebear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary.

          The ability of the Company to compete effectively in this market will depend upon its ability to maintain high quality services at prices equal to or below those charged by its competitors.

          The communications and information services industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which the Company plans on providing. Accordingly, in the future the Company's most significant competitors may be new entrants to the communications and information services industry, which are not burdened by an installed base of outmoded equipment.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

          The Company has trademarked its logo. The Company has no patents, licenses, franchises, concessions, royalty agreements or labor contracts.

Need for any Governmental Approval of Principal Products or
Services.
---------

          The Company's communications service business will be subject to varying degrees of federal, state, local and international regulation.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

Regulatory Background
---------------------

          The existing domestic long distance telecommunications industry was principally shaped by a 1984 court decree (the "Decree") that required the divestiture by AT&T of its 22 Bell operating companies ("BOCs"), organized the BOCs under seven regional Bell operating companies ("RBOCs") and divided the country into some 200 Local Access Transport Areas or "LATAs." The incumbent local exchange carriers ("ILECs"), which include the seven RBOCs as well as independent local exchange carriers, were given the right to provide local telephone service, local access service to long distance carriers and intra LATA long distance service (long distance service within LATAs), but the RBOCs were prohibited from providing inter LATA service (service between LATAs).
The right to provide inter LATA service was given to AT&T and the other interexchange carriers ("IXC"). Conversely, IXCs were prohibited from providing local telephone service.

          A typical inter LATA long distance telephone call begins with the local exchange carrier ("LEC") transmitting the call by means of its local network to a point of connection with an IXC. The IXC, through its switching and transmission network, transmits the call to the LEC serving the area where the recipient of the call is located, and the receiving LEC then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee. The IXC also charges a fee for its transmission of the call, a portion of which consists of a terminating fee which is passed on to the LEC which delivers the call. To encourage the development of competition in the long distance market, the Decree required LECs to provide all IXCs with access to local exchange services "equal in type, quality and price" to that provided to AT&T. These so called "equal access" and related provisions were intended to prevent preferential treatment of AT&T. As a result of the Decree, customers of all long distance companies were eventually allowed to initiate their calls by utilizing simple "1 plus" dialing, rather than having to dial longer access or identification numbers and codes.

          The Telecommunications Act is expected to significantly alter the
telecommunications industry.   The Decree has been lifted and all restrictions
and obligations associated with the Decree have been eliminated by the new legislation. The seven RBOCs are now permitted to provide long distance service originating (or in the case of "800" service, terminating) outside their local service areas or offered in conjunction with other ancillary services, including wireless services. Following application to the FCC, and upon a finding by the FCC that an RBOC faces facilities based competition and has satisfied a congressionally mandated "competitive checklist" of interconnection and access obligations, an RBOC will be permitted to provide long distance service within its local service area, although in so doing, it will be subject to a variety of structural and nonstructural safeguards intended to minimize abuse of its market power in these local service areas. Having opened the interexchange market to RBOC entry, the Telecommunications Act also removes all legal barriers to competitive entry by interexchange and other carriers into the local telecommunications market and directs RBOCs to allow competing telecommunications service providers such as the Company to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services. Moreover, the Telecommunications Act prevents IXCs that serve greater than five percent of pre-subscribed access lines in the U.S. (which includes the nation's three largest long distance providers) from jointly marketing their local and long distance services until the RBOCs have been permitted to enter the long distance market or for three years, whichever is sooner. This gives all other long distance providers (which the Company intends to be) a competitive advantage over the larger long distance providers in the newly opened local telecommunications market. As a result of the Telecommunications Act, long distance carriers will face significant new competition in the long distance telecommunications market, but will also be afforded significant new business opportunities in the local telecommunications market.

          Legislative, judicial and technological factors have helped to create the foundation for smaller long distance providers to emerge as legitimate alternatives to AT&T, MCI/MCIWorldCom and Sprint for long distance telecommunication services. The FCC has required that all IXCs allow the resale of their services, and the Decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. The Company believes that, as a result of digital fiber optic technology, excess capacity has been, and will continue to be, an important factor in long distance telecommunications. As a consequence, not only have smaller long distance service providers received legal protection to compete with the network based carriers, they also represent a source of traffic to carriers with excess capacity. Thus, resellers have become an integral part of the long distance telecommunications industry.

Federal
-------

         The Company is classified by the FCC as a non-dominant carrier and therefore is subject to relaxed regulation. Historically, the FCC has generally either excused or presumed compliance by non dominant carriers with many of the statutory requirements and regulations to which dominant carriers are subject, including most reporting, accounting and record keeping obligations. However, a number of these requirements are imposed, at least in part, on non-dominant carriers whose annual operating revenues exceed $100
million.   The FCC retains the jurisdiction to impose fines or other penalties on, or to act upon complaints against, any common carrier, including non-dominant carriers, for failure to comply with its statutory or regulatory obligations. The FCC also has the authority to impose more stringent regulatory requirements on the Company and change its regulatory classification. In the current regulatory atmosphere, however, the Company believes that the FCC is unlikely to do so. Non dominant carriers are also subject to a variety of miscellaneous regulations that, for instance, dictate the materials required to document and the procedures necessary to verify a consumer's election to change its preferred long distance telephone provider, mandate disclosure of rate and other data associated with the provision of operator services and require contribution to a variety of FCC mandated funds and payment of various regulatory and other fees. There has generally been increased enforcement activity by the FCC and the states with respect to such regulations, particularly with respect to those regulations governing the verification of consumer elections to change long distance service providers.

          Among domestic carriers, only the ILECs are classified as dominant carriers, although ILECs currently would only be classified as dominant in their provision of long distance telecommunications services if they were to provide such services other than through structurally separate affiliates. As a consequence, the FCC regulates many of their rates, charges and services to a greater degree than the Company's, although the FCC is currently evaluating proposals to streamline and otherwise relax its regulation, the structurally separate inter-exchange affiliates of the RBOCs have recently been reclassified as non dominant carriers and, accordingly, have the same flexibility as the Company in meeting competition by modifying rates and service offerings without pricing constraints or extended waiting periods.
The impact on the Company of the reclassification of AT&T and the RBOC interchange affiliates as non dominant carriers cannot be determined at this time, but it could make it more difficult for the Company to compete for long distance customers.

          With the passage of the Telecommunications Act, the RBOCs are now free to offer local service outside their respective local telephone service areas as well as local service bundled with wireless, enhanced and other ancillary services. Following application to and upon a finding by the FCC that an RBOC faces facilities-based competition and has satisfied a congressionally mandated "competitive checklist" of interconnection and access obligations, the RBOC will be permitted to provide long distance service within its local service area, although in so doing, it will be subject to a variety of structural and nonstructural safeguards intended to minimize abuse of its market power in these local service areas. As a result of the removal of the legal barriers to competitive entry into the local market, long distance carriers like the Company will be allowed to compete with the RBOCs in the provision of local service. It is impossible to predict the impact of RBOC entry into the long distance telecommunications market on the Company's business and prospects, but it could make it more difficult for the Company to compete for long distance customers.

          The Company has all necessary authority to provide domestic interstate telecommunications services under current laws and regulations.
The Company has been granted authority by the FCC to provide international telecommunications services through the resale of switched services of U.S. facilities based carriers. The FCC reserves the right to condition, modify or revoke such international authority for violations of federal law or rules, as well as to approve assignments and transfers of control of such international authority. Both domestic and international non-dominant carriers must maintain tariffs on file with the FCC. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and are seldom contested. As a domestic non-dominant carrier, the Company is permitted to make tariff filings on a single day's notice and without cost support to justify specific rates. As an international non dominant carrier, the Company has always been required to include, and has included, detailed rate schedules in its international tariffs, but, as a result of recent FCC action, is now permitted to make tariff filings on a single day's notice. Prior to a 1995 court decision, Southwestern Bell v. FCC, 43 F.3rd 1515 (D.C.Cir. 1995), domestic non dominant carriers were permitted by the FCC to charge a "reasonable range of rates" instead of the detailed schedules of individual charges required of dominant carriers. In reliance on the FCC's past practice of allowing relaxed tariff filing requirements for non dominant domestic carriers, the Company and most of its competitors did not maintain detailed rate schedules for domestic offerings in their tariffs. Until the two year statute of limitation expires, the Company could be held liable for damages for its failure to do so, although it believes that such an outcome is highly unlikely and would not have a material adverse effect on the Company's operations.

          To date, the FCC has exercised its regulatory authority to set rates only with respect to the rates of dominant carriers, and it has increasingly relaxed its control in this area. Thus, the FCC does not regulate the rates of the Company or any other long distance telecommunications provider, including AT&T, although it would regulate the rates charged by any ILEC that elected to provide interexchange services other than through a structurally separate affiliate. While the FCC continues to cap the prices that determine interstate calls, it has afforded the ILECs a modicum of geographically restricted pricing flexibility when they face competition in a given market. The FCC has indicated that it will initiate in the near future a comprehensive review of its access charge structure, evaluating embedded costs and subsidies
that produce current access charge levels.   The FCC is currently conducting a
rulemaking procedure to implement the universal service provisions of the Telecommunications Act and will be determining in that proceeding the contributions that telecommunications companies such as the Company will be required to make to support universal service. The FCC also has recently completed a rulemaking proceeding to implement the local competition provisions of the Telecommunications Act. In that proceeding, the FCC has set forth comprehensive national rules and guidelines for states and local competitors to follow that, among other things, govern the interconnection obligations among telecommunications carriers, including interconnection with the local exchange network, and access to a minimum set of unbundled network elements, as required by the Act. The FCC also has set forth pricing methodologies for both the FCC and the states to follow in implementing the Telecommunications Act's requirement that interconnection and access to unbundled network elements be made available by ILECs at cost-based rates with a reasonable profit.

          The FCC-styled "trilogy" of access charge reform, universal service and local competition proceedings comprise the FCC's effort to respond to the Telecommunications Act's goal of transitioning telecommunications markets to full competition. The FCC does not expect this framework to be complete until state public service commissions complete their own efforts to implement and supplement the Telecommunications Act's provisions. Until the FCC's "trilogy" of proceedings is completed, and until such state actions are taken, the impact of the FCC's arrangements or access charge obligations, or more broadly, on the Company's operations in general, cannot be determined at this time.

          The Telecommunications Act grants the FCC authority to forbear from applying any statutory requirement or regulation to classes of carriers or services upon a determination that such application is unnecessary and no longer in the public interest. Utilizing this newly granted authority, the FCC has already reduced, and has proposed further reductions in, its regulation of non dominant IXCs such as the Company. Among other things, the FCC has proposed "mandatory de-tariffing" for the domestic offerings of non-dominant IXCs. This proposed rule, if adopted, would not only relieve the Company of its obligation to file tariffs applicable to its domestic interexchange offerings, but would prohibit all non dominant IXCs, including AT&T, Sprint and MCI/WorldComm, from filing such tariffs. The magnitude of the impact on the Company of mandatory de-tariffing of its principal suppliers and competitors cannot be determined at this time, although such an action would, if adopted, render enforcement of the FCC's resale and nondiscrimination requirements more difficult.

State
-----

          The Company's intrastate long distance telecommunications operations are also subject to various state laws and regulations, including initial certification, registration and/or notification, as well as various tariffing and reporting requirements. The Company is certified in 23 states and is going through the certification process in the remaining 27 states. The Company intends to continuously monitor regulatory developments in all 50
states and intends to obtain licenses wherever feasible.   Once it becomes
certified, the Company will have to file an annual statement with each state's Public Utilities Commission.

Research and Development.
-------------------------

          Other than developing and expanding its telecommunications network, the Company does not intend to undertake any activities that may be characterized as research and development. The Company has not incurred any research and development expenses since its inception.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

          The Company presently employs 14 full-time employees and two part-time employees.

Item 2.  Description of Property.
         ------------------------

          The Company leases its principal executive offices, which are located at 4320 La Jolla Village Drive, Suite 205, San Diego, California. These offices consist of approximately 3698 square feet of office space. Rent obligations are $8,000 per month. The lease commenced on March 1, 2000, and will expire on December 31, 2001.

Item 3.  Legal Proceedings.
         ------------------

          The Company was a party to Case No. EC18601, which was dismissed by the Superior Court of the State of California for the County of San Diego on December 10, 1999. For a description of this proceeding, see the heading "Changes in Control" of the caption "Security Ownership of Certain Beneficial Owners and Management."

          To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or other person who may be deemed to be an "affiliate" of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

 Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          Quotation of the Company's common stock on the OTC Bulletin Board of the NASD only commenced August 3, 1998; no assurance can be given that any established market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Information about the date when current holders' holding period of "restricted securities" commenced can be found under the caption "Recent Sales of Unregistered Securities," Item 10 of the Company's Registration Statement on Form 10-SB, as amended. A minimum holding period of one year is required for resales under Rule
144, along with other pertinent provisions, including publicly available information concerning the Company (this requirement will be satisfied by the filing of this Report and the continued timely filing by the Company of all future reports required to be filed by it with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144).

          The following quotations were provided by the National Quotations Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---

August 3, 1998                        2.125                 1.375
(first available date)to
September 30, 1998

December 31, 1998                     2                     1.01

March 31, 1999                        8.375                 1.65625

June 30, 1999                         6.1875                3.875

September 30, 1999                    6.4375                3.375

December 31, 1999                     7.50                  3.125


Holders
-------

         The number of record holders of the Company's securities as of the date of this Report is approximately 209.

Dividends
---------

         The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends thereon in the foreseeable future.

         The holders of the Company's Series A Preferred Stock are entitled to receive, out of funds legally available therefor, dividends equal to 6% of the Liquidation Preference (i.e., $1000 per share of Series A Preferred Stock) per annum. At the election of the Company, such dividends may be paid either in shares of the Company's common stock or in cash.

         There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------

         The following table reflects the sales of unregistered securities of the Company from inception through December 31, 1999:


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
                                            shares

Five consultants       7/27/99              46,100          Services
                                                            valued at
                                                            $230,500

Two consultants        8/12/99              58,000          Services
                                                            valued at
                                                            $290,000

Note holders          11/19/99              75,000          (7)

Capital Growth        11/19/99              50,000          (8)
Resources

Atlas Securities      12/22/99             100,000          $250,000

T.J. Knowles          12/27/99             100,000          Like Dat Music
                                                            acquisition

Telenomics            12/28/99             600,000          Telenomics
stockholders                                                acquisition


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

          (6) These warrants were issued from June, 1997 to February, 1998.
              They expired on or about March 10, 1999.

          (7) These shares were issued to the holders of the notes on the Company's $500,000 bridge loan as partial consideration for such loan.

          (8) These shares were issued as a placement fee in connection with the Company's $500,000 bridge loan.


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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operations.
-------------------

          The Company began actively marketing in April, 1999. During the calendar year ended December 31, 1999, it produced revenues of $3,105,570, with net income of $(2,250,265), and it is anticipated that it will produce approximately $12,762,000 in the calendar year ended December 31, 2000. In the next 12 months, the Company intends to employ 10 IP Gateways throughout the western United States in order to transport long-haul Voice Over the Internet traffic ("VOIP," i.e., long distance voice traffic transported as digital electronic data packets over the internet), both domestically and internationally. The Company's financing requirements in this regard are discussed under the heading "Liquidity," below.

          As discussed under the heading "Internet Protocol Network," the Company's Strategic Partnership Agreements with Bell Atlantic and Level 3 Communications allow it to collocate its Gateway equipment and terminate traffic in areas that the Company has not or does not intend to locate Gateways. The Company has very actively begun to employ its Affinity Group Marketing strategy and has contracted with three of its seven targeted groups; it is negotiating with the remaining four. The total membership population of the Company's seven targeted groups is over 40 million. Management expects that its marketing efforts will be financed through its proposed fundraising, as discussed under the heading "Liquidity," below.

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

          The Company also intends to build a captive agent network for direct marketing purposes to supplement its Affinity Group Marketing programs. The Company has retained the Southwestern Companies to conduct door-to-door residential solicitation of new customers. These operations began on October 3, 1999. The Company has also begun its telemarketing efforts, which entail contacting members of the Marine Corps Reserve Officers Association and the Tailhook Association. The Southwestern Companies are entitled to a commission of 20% of gross sales from its efforts. As of the date of this Report, the Company and the Southwestern Companies do not have a written contract.

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

         For the 2000 fiscal year, management projects the Company's revenues from its affinity group program and its wholesaling operations to be $6,762,000 and $6,000,000, respectively.

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

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors," Item 1, and the following additional factors:

               Cybertel's business operations have yet to generate a profit.

               Cybertel's present customer base, amounting to approximately
               1,800
               residential customers providing gross monthly revenues of an aggregate total of approximately $15,000 per month, is insufficient to cover monthly general and administrative expenses
               of approximately $50,000. The cost of leased telephone lines is in addition to general and administrative expenses.

               Sales of "restricted securities" by persons who will have
              satisfied the required holding period for resale under Rule 144 of the Securities and Exchange Commission in the very near future will substantially increase the number of shares available in the
               "public float," and to the extent any recent price increases in the trading market for shares of Cybertel's common stock was the
               result of a greater demand over the supply, these additional shares will have an adverse effect on the trading market for Cybertel's common stock on the OTC Bulletin Board. Also, the filing of Notices on Form 144 can have the effect of a "cap" on the market, until the shares covered thereby are sold. See the caption "Market for Common Equity and Related Stockholder
Matters"
               herein.

              The initial planned 10 IP Gateways of Cybertel's Internet
Protocol
              Network, estimated to take approximately three months to
complete,
              depending upon funding, will cost approximately $2,500,000, including hardware, software and setup costs. These gateways would allow Cybertel to originate telecommunications traffic in
10
              cities. A complete Internet Protocol Network throughout the United States would require approximately 56 gateways at a cost of
              approximately $14,000,000, and, depending upon available funding, as to which no assurance can be given, would take approximately six months to complete.

          A completed Internet Protocol Network will not ensure the success of Cybertel's present or proposed business operations. Any anticipated revenues would not come for several months after completion and until there was a sufficient customer base; or Cybertel could wholesale traffic at very low margins, which would substantially alter its projected revenues.

          Cybertel may not be able to build its Internet Protocol Network with satisfactory technology to attract customers.

          Targeted affinity group members may choose not to switch long distance carriers, regardless of whether the affinity group to which they belong determines to align with Cybertel; this development would have a substantial adverse effect on the revenue projections of Cybertel and its potential for success.

          Actual results may differ materially from those projected in the Company's forward-looking statements and there is no assurance that the projected results will be obtained.

Results of Operations.
----------------------

     At December 31, 1999, the Company had total assets of $853,031, as compared with total assets of $399,563 at December 31, 1998. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar years ended December 31, 1999, and 1998, the Company had net losses of ($2,250,265) and ($1,216,792), respectively. The Company received revenues of $3,105,570 and $2,572,731 in its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company had cash resources of $643,952 and $146,209, respectively, at December 31, 1999 and 1998. Management believes that its current cash on hand will be sufficient to meet its expenses during the next 12 months.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999 and 1998

          Independent Auditors' Report

          Balance Sheet - December 31, 1999

          Statement of Operations for the years ended
          December 31, 1999 and 1998 (restated)

          Statements of Consolidated Stockholders' Equity for the years ended December 31, 1999 and 1998

          Statements of Consolidated Cash Flows for the years ended December 31, 1999 and 1998

          Notes to the Financial Statements

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
   Cybertel Communications Corp.
   La Jolla, California

We have audited the accompanying consolidated balance sheets of Cybertel Communications Corp. as of December 31, 1999 and 1998, and the related statements of consolidated income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybertel Communications Corp. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended.

/S/Malone & Bailey
MALONE & BAILEY, PLLC

February 25, 2000
Houston, Texas

                  CYBERTEL COMMUNICATIONS CORP.
                   CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and 1998
                                                                (restated)
                                                      1999         1998
          ASSETS
Current Assets
  Cash                                            $   643,952  $   146,209
  Accounts receivable                                  41,542      105,583
  Other current assets                                 25,000       34,500

     Total Current Assets                             710,494      286,292

Equipment, net of $195,931 and $108,116
  accumulated depreciation                            138,038      108,116
Deposits                                                4,500        5,155

TOTAL ASSETS                                          853,031      399,563

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                     3,774       31,271
  Notes payable                                       485,754       47,676
  Accounts payable                                    211,105      107,282
  Accounts payable to shareholders                                 146,946
  Accrued expenses                                    240,805       80,582
  Deferred revenue                                                 144,500

     Total Current Liabilities                        941,438      558,257

Long-term Debt                                          2,332        2,575

Total Liabilities                                     943,770      560,832

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, $.001 par value, 20,000,000
    shares authorized, 4,515,659 and 3,506,659
    shares issued and outstanding, respectively         4,515        3,507
  Paid in capital                                   3,646,318    1,326,531
  Retained (deficit)                               (3,741,571)  (1,491,306)

     TOTAL STOCKHOLDERS' EQUITY                    (   90,738)  (  161,269)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   853,032  $   399,563

               See accompanying accounting policies
                and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
          For the Years Ended December 31, 1999 and 1998

                                                                (restated)
                                                      1999         1998
Revenues                                          $ 3,105,570  $ 2,572,731

Cost of sales                                       2,391,843    1,770,864

                                                      713,727      801,867

Operating Expenses
  Selling                                             119,661      166,593
  General and administrative
    - paid in cash or accrued                       1,443,215      670,417
    - paid in stock                                 1,045,500      976,218
  Research and development                            145,848      144,000
  Depreciation                                         59,855       50,084
  Interest (income)                                (   11,503)  (    2,875)
  Interest expense                                    161,416       14,222

     Total Operating Expenses                       2,963,992    2,018,659

     NET INCOME (LOSS)                            $(2,250,265) $(1,216,792)

Net (loss) per common share                            $(0.56)      $(0.48)
Weighted average common shares
  outstanding                                       4,010,984    2,558,025

               See accompanying accounting policies
                and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 1999 and 1998

                                      Stock
                   Common Stock     Subscrip. Paid in  Retained
                  Shares     $        Rec.    Capital  Deficit         Totals
Balances,
December 31, 1997 1,716,050   $1,716 $(25,000) $304,686  $(274,515) $  6,887
Shares issued for
  purchase of
  Telenomics:       600,000      600           (206,143)            (205,543)
  Like Dat Music:   100,000      100             19,361               19,461

Stock issued
- for cash          393,750      394            376,606              377,000
- less:
  subscriptions
  receivable                          (88,500)                       (88,500)
- for services      696,859      697          1,393,021            1,393,718
- less costs of
  fundraising
  - in cash paid                                (30,000)             (30,000)
  - in stock issued                            (417,500)            (417,500)

Net income (loss)
- Cybertel                                             (1,164,640)(1,164,640)
- Telenomics                                              128,819    128,819
- Like Dat Music                                         (180,970)  (180,970)

Balances,
December 31, 1998
  (as restated)   3,506,659    3,507 (113,500)1,440,031(1,491,306) ( 161,269)

Stock issued
- for cash          654,550      654          1,160,646            1,161,300
- less:
  subscriptions
  receivable                           (6,000)                        (6,000)
- for services      229,100      229          1,145,271            1,145,500
- for debt
    interest        125,000      125            116,870              116,995
- less costs of
    fundraising
  - in stock
    issued                                      (97,000)             (97,000)

Net (loss)
- Cybertel                                              (2,237,854)(2,237,854)
- Telenomics                                              (121,682)  (121,682)
- Like Dat Music                                           109,271    109,271

Balances,
December 31, 1999 4,515,309   $4,515$(119,500)$3,765,818 $(3,741,571)$(90,738)

               See accompanying accounting policies
                and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
          For the Years Ended December 31, 1999 and 1998
                                                                 (restated)
                                                       1999         1998
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net income (loss)                                $(2,250,265)$(1,216,792)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                        59,855      50,084
    Stock issued for services & interest             1,165,495     992,218
    Changes in:
      Accounts receivable                               64,041      18,907
     Other current assets                           (   25,000)        800
     Accounts payable                                  128,655      11,255
     Amounts payable to shareholders                (   12,100)   ( 17,169)
     Accrued expenses                                   29,303    (  1,334)
     Deferred revenue                               (  144,500)    144,500

     NET CASH USED BY OPERATING ACTIVITIES          (  984,516)   ( 17,531)

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of equipment                             (   89,776)   (  3,073)
  Deposit refund                                                       655


     NET CASH USED BY INVESTING ACTIVITIES          (   89,121)   (  3,073)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term private debt placement      390,238
  Repurchase of stock                                             ( 35,000)
  Payments on installment debt                      (   27,043)   ( 29,146)
  Net change in credit lines                            22,285
  Sales of common stock, net of
    costs of fundraising                             1,185,900     224,000

NET CASH FLOWS FROM FINANCING ACTIVITIES             1,571,381     159,854

     NET INCREASE IN CASH                              497,743     139,250

CASH BALANCES
     - Beginning of period                             146,209       6,959

     - End of period                               $   643,952   $ 146,209

SUPPLEMENTAL DISCLOSURES
  Interest paid                                    $    16,591   $  13,460
  Income taxes paid                                          0           0

               See accompanying accounting policies
                and notes to financial statements.

NOTE 1 - ACCOUNTING POLICIES

Nature of Business. Cybertel Communications Corp. ("Company") was incorporated in Nevada in June, 1996. The Company sells telecommunications services to commercial customers and began operations in 1997. In early 2000, the Company ceased buying long-distance capacity from large carriers, and signed contracts with MCI-Worldcom, Bell Atlantic, and Level (3) Communications, LLC to install and support leased switches, to carry long-distance traffic. In December 1999, the Company acquired Telenomics, Inc. ("Telenomics") and Like Dat Music, Inc. ("LDM") by exchanging stock in transactions recorded using the pooling-of-interests method of accounting (see
Note 2).

Telenomics sells Hewlett-Packard HP3000 minicomputers and develops and markets telephone productivity management and accounting software, principally using the Oracle and Informix databases running on the HP3000.

LDM is a full-service digital music producer and licensing agent for post-scoring, lyrics and sound design. LDM sells to ad agencies, networks, and multi-media companies.

1999 and 1998 financial statements are prepared on a consolidated basis, and have been restated to show the acquisitions of Telenomics and LDM as if they occurred on January 1, 1998, with consolidated operations since that date.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Revenue recognition occurred when products or services are delivered. The Company earns a fractional portion of long-distance charges as a referral fee. Beginning May 1999, the Company began purchasing time from carriers and reselling it to its customers.

Equipment is computer-related and is stated at cost. Depreciation is computed by the straight-line method using rates based on estimated 3- to 5-year lives of the related assets.

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Loss per share is reported under Statement No. 128 of the Financial Accounting Standards Board ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the FAS 128 requirement. For 1998, warrants outstanding are not included in the earnings calculation because their effect in a loss year would be antidilutive.

NOTE 2 - ACQUISITIONS OF TELENOMICS AND LDM

Telenomics was formed in 1982 and was acquired by the Company on December 23, 1999, by exchanging 600,000 shares of Company stock for 100% of the outstanding shares of Telenomics. LDM was formed in 1995 and was acquired by the Company on December 28, 1999, by exchanging 100,000 shares of Company stock for 100% of the outstanding shares of LDM. These two acquisitions were accounted for as poolings of interests and accordingly prior period financial statements have been restated to include the combined results of operations, financial position and cash flows of Telenomics and LDM.

There were no material transactions between the Company, Telenomics and LDM prior to the acquisitions. All accounting policies used are consistent.

SFAS No. 131, "Disclosures about Segments of an Enterprise" require disclosures of information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Here, both Telenomics and LDM were closely held prior to their acquisition by the Company. The owners of both continue to manage each business, and each is a distinctly different business. Telenomics and LDM will continue to be managed as separate business segments.

There are no foreign sales of any entity.

The following information presents certain balance sheet and income statement data as required by both SFAS No. 131 and APB Opinion No. 16:

                            Cybertel  Telenomics     LDM         Totals
As of December 31, 1999:
  Current assets          $  411,940  $  297,542  $    1,013     $  710,495
  Fixed assets
    Balances, 12-31-97        11,912     114,921      33,449        160,282
    Additions, 1998            3,073                                  3,073
    Additions, 1999           89,776                                 89,776
    Depreciation, '98 & '99  (28,029)    (54,116)    (28,449)      (110,594)
     Total fixed assets       76,732      60,805       5,000        142,537

  Total assets              $488,671    $358,347     $ 6,013     $  853,032

As of December 31, 1998:
  Total assets              $ 98,706    $259,505     $41,352     $  399,563

Year Ended December 31, 1999:
  Revenues                $1,601,689  $1,084,916    $418,965     $3,105,570
  Cost of sales            1,612,855     705,667      73,321      2,391,843
  Selling, general and
    administrative         2,059,695     324,110     224,571      2,608,376
  Research and development               145,848                    145,848
  Depreciation                25,629      23,121      11,105         59,855
  Interest (income)          (11,503)                               (11,503)
  Interest expense           152,866       7,853         697        161,416

     Net income (loss)   $(2,237,853)  $(121,683)   $109,271    $(2,250,265)

Year Ended December 31, 1998:
  Revenues               $    16,004  $2,302,209    $254,518    $ 2,572,731
  Cost of sales                        1,579,313     191,551      1,770,864
  Selling, general and
    administrative         1,177,909     409,135     226,184      1,813,228
  Research and development               144,000                    144,000
  Depreciation                 2,400      30,995      16,689         50,084
  Interest (income)           (1,926)       (949)                    (2,875)
  Interest expense             2,262      10,896       1,064         14,222

     Net income (loss)   $(1,164,641)  $ 128,819   $(180,970)   $(1,216,792)

Major customers (> 10% of individual segment sales revenues) include Telenomics (Clark County, Washington, 36% in 1999; Gregg Appliances, Inc., 15% in 1998), and LDM (Prolong Super Lubricants, Inc., 69% in 1999). Telenomics buys substantially all of its Hewlett-Packard computer equipment from a single distributor, but has the right to buy from other authorized distributors. No other single customers nor any vendors comprise more than 10% of any single segment's total revenues or costs.


NOTE 3 - NOTES PAYABLE

In November and December 1999, the Company obtained net proceeds of $390,238 in loans with a face value of $500,000, due 6 months from origination. Total interest costs include the $109,762 discount, face interest at 14% and the value of 125,000 shares issued in connection with this transaction. The interest is accrued along the 6-month life of the loans. As of December 31, 1999, total interest charges of $769,762 is allocated $144,093 to 1999 and $625,669 to 2000. The carrying amount of $417,336 includes the $390,238 principal plus $27,098 in accrued interest.

Telenomics has a $50,000 line of credit with Bank of America, N.A. This account allows for the extension of credit on demand, and is not collateralized. The credit line accrues interest at Bank's prime rate plus 4.525%. The balance as of December 31, 1999, is $47,388.

Other notes payable total $21,030 to various banks and credit cards, is unsecured, and bears interest at 12% - 18%.


NOTE 3 - INSTALLMENT DEBT

The Company capitalized three equipment leases payable in 16 to 26 equal remaining monthly installments totaling $370, using a 10% discount factor.
The debt is secured by the equipment, with a net book value as of December 31, 1999, of $6,069. The total remaining principal portion of $6,106 is due $3,774 in 2000, $2,044 in 2001, and $288 in 2002.


NOTE 3 - ACCOUNTS PAYABLE TO SHAREHOLDERS

In 1997, a Company founding shareholder loaned $12,700 to the Company. This loan was repaid in 1999. The founding shareholder of Telenomics was owed accrued salary of $145,746 as of December 31, 1997. Portions were paid in 1998 and 1999, with the balance remaining at $130,946 as of December 31, 1999.


NOTE 4 - INCOME TAXES

As of December 31, 1999, the Company has approximately $3,600,000 in unused unconsolidated net operating loss carryforwards which expire $250,000 in 2014, 1,150,000 in 2018 and $2,200,000 in 2019. Internal Revenue Code Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. The Company incurred such an ownership change on September 28, 1998, when the total of cash sales to the public and stock issued for services exceeded this 50% level. As a result of this ownership change, $800,000 of the Company's net operating loss available to offset future profits is restricted to $140,000 per year.

Net prior operating losses of Telenomics are not available to offset future income as the ownership of the Company changed 100% when it was acquired by the Company. LDM was an S Corporation, with all income and losses passing through to its shareholders until its acquisition by the Company.


NOTE 5 - COMMON STOCK

During 1999 and 1998, the Company sold 651,550 and 393,750 shares of stock for net proceeds of $1,155,300 and $377,000, respectively, pursuant to two placement offerings exempt from registration under Rule 504 of the Securities and Exchange Commission. "Subscriptions receivable" represents shares issued for cash in 1998 and collected in early 1999. The $88,500 balance is shown as a reduction in Stockholders' Equity.

General and administrative expenses paid in stock were $1,045,500 and $976,218 in 1999 and 1998, respectively.


NOTE 6 - PRIOR STOCK REPURCHASE BY SUBSIDIARY

At formation in 1995, LDM had a 90% majority shareholder and a California couple as 10% minority shareholders. The 10% minority shareholders loaned the Company $240,000 in 1995 and 1996. As partial consideration for the loan, an additional 10% of LDM was transferred by the majority to the minority shareholders. One of the minority shareholders died in early 1998. LDM negotiated a settlement with the surviving spouse whereby the $240,000 loan and accrued interest was contributed to capital and the stock was repurchased by LDM for $35,000, which was paid March 27, 1998.


NOTE 7 - OPERATING LEASES

The Company maintains office space in La Jolla and Temecula, California. Total rent obligations are $10,536 per month for up to 36 months. Minimum lease payments due are $107,896 in 2000, $126,432 in 2001, $30,432 in 2002,
and $2,536 in 2003.


NOTE 8 - SUBSEQUENT EVENTS

In January 2000, the Company issued 1,000,000 stock optins to its president, Richard Mangiarelli, pursuant to the discretion of its Board of Directors. These options have a $5 exercise price, a 5-year life, and vest immediately.

The Company received net proceeds of $2,830,125 in February 2000 in connection with a private placement of $3 million in 6% Convertible Preferred Stock.
This preferred stock is convertible to Company common stock at any time at a formula approximating market value. 225,000 warrants were issued to investors in connection with this funding, and these have an exercise price of $17.40 per share.

On February 14, 2000, the Company began another private placement to sell up to 1 million common shares at $8 per share. As of February 25, 2000, 15,000 shares have been sold in this offering for $120,000 gross proceeds.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.



                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Richard D.            CEO             6/96            *
Mangiarelli           President       6/96            *
                      Director        6/96            *

Paul J. Mills         Chairman        6/96            *
                      Director        6/96            *
                      Secretary       6/96            *

John E. Jordan        Director        6/96            *




Business Experience.
--------------------

          Richard D. Mangiarelli, Chief Executive Officer, President and Director. Mr. Mangiarelli is 59 years old. In 1985, he founded USA Energy Corporation, a licensed general and electrical contractor dedicated to energy conservation contracting. He was the Chief Operating Officer of Fulham Company, an electronic ballast manufacturer, from 1993 to 1995. Mr. Mangiarelli holds a BA degree from the University of Connecticut and an MBA degree from Pepperdine University. He is a licensed general contractor and licensed electrical contractor and is retired from the United States Marine Corps at the rank of Colonel.

          Paul J. Mills, Secretary and Chairman of the Board of Directors. Mr. Mills, age 77, has been a principal in Mills and Associates, a management and consulting firm since 1985. Prior thereto, he founded and served as president of a marketing company called Southwest Solar Products, Inc. from 1980 to 1986.

          John E. Jordan, Director. Mr. Jordan is 63 years of age. In 1959, he founded the Jordan Companies, a group of privately held, diversified companies engaged in energy related engineering, manufacturing and marketing activities, defense and aerospace consulting and international negotiations and representation. He has served as chief executive officer and president of these companies for over 20 years. Mr. Jordan is a graduate of Stanford University, the Marine Corps Command and Staff College, the National Defense University-Industrial College of the Armed Force program, the Naval War College, and served as an Officer in both the U.S. Air Force and the Marine Corps.

Significant Employees.
----------------------

          The Company does not currently have any employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

          There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Richard D. Mangiarelli; John E. Jordan; and Paul J. Mills each filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on September 9, 1999. On or about December 23, 1999, the 6M Family Trust, which is controlled by Mr. Mangiarelli's family, transferred approximately 570,000 shares of the Company's common stock to Mr. Mangiarelli's adult children. A Form 4 Statement of Changes in Beneficial Ownership will be filed after the date of this Report.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Richard      12/31/97  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Mangiarelli  12/31/98  -0-   -0-   -0-   -0-    -0-       -0-  -0-
CEO, Pres.   12/31/99 49,038 -0-   -0-   -0-    -0-       -0-  -0-
and Director

Paul J.      12/31/97  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Mills        12/31/98  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Secretary    12/31/99  -0-   -0-   -0-   -0-    -0-       -0-  -0-
and Chairman

John E.      12/31/97  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Jordan       12/31/98  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Director     12/31/99  -0-   -0-   -0-   -0-    -0-       -0-  -0-


          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 1998, or December 31, 1999. In April, 1999, the Company began paying its Chief Executive Officer and President, Richard D. Mangiarelli, an annual salary of $75,000; as of December 31, 1999, Mr. Mangiarelli was paid $49,038 in salary.

Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers and those persons who own more than five percent of the Company's common stock as of the date hereof. Information regarding the capacities in which each director and executive officer serves for the Company is contained in Item 5.

                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class(1)
----------------     ------------------           --------

Richard D. Mangiarelli (1) 115,000                   2.4%
4320 La Jolla Village Dr.
Suite 205
San Diego, California
92122

Paul J. Mills              290,000 (2)               6.1%
4320 La Jolla Village Dr.
Suite 205
San Diego, California
92122

John E. Jordan              24,000 (3)               0.5%
4320 La Jolla Village Dr.
Suite 205
San Diego, California
92122


          (1) A total of 12,000 of these shares are held of record by the 6M Family Trust, which is controlled by Mr. Mangiarelli's family.

          (2) A total of 190,000 of these shares are held of record by Mr. Mills' adult children; Mr. Mills may be deemed to have voting control over these shares.

          (3) These shares are beneficially owned by Jordan Family Trust, which is controlled by Mr. Jordan.

Changes in Control.
-------------------

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

          On December 10, 1999, the Kownacki suit was dismissed without the payment of any shares beneficially owned by Mr. Mangiarelli. As a result, the Kownacki suit will not result in any change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

      On March 29, 1999, the Company issued 30,000 shares to the 6M Family Trust, in consideration of $3,900.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K dated December 30, 1999, as amended.

Exhibits
--------

Exhibit
Number               Description
------               -----------

 10                Securities Purchase Agreement, with exhibits thereto

 27                Financial Data Schedule


DOCUMENTS INCORPORATED BY REFERENCE

     Registration Statement on Form 10-SB-A3, filed October 15, 1999.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYBERTEL COMMUNICATIONS CORP.



Date: March 30, 2000                   /s/ Richard D. Mangiarelli
      --------------                   --------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       CYBERTEL COMMUNICATION CORP.



Date: March 30, 2000                   /s/ Richard D. Mangiarelli
      --------------                   --------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director


Date: 3-29-2000                         /s/ Paul J. Mills
      ---------                        ------------------------
                                       Paul J. Mills
                                       Secretary and Director

Date: 3-29-2000                         /s/ John E. Jordan
      ---------                        ------------------------
                                       John E. Jordan
                                       Director