Form 10QSB
period 2000-03-31
CYBERTEL COMMUNICATIONS CORP
filed 2000-05-15
CIK 1036148

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                                 4,624,309

                              March 31, 2000


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

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                          March 31, 2000


                                              2000
          ASSETS
Current Assets
  Cash                                 $ 2,311,787
  Accounts receivable                       31,729
  Other current assets                     151,875

     Total Current Assets                2,495,391

Equipment, net of $225,633 and $170,070
  accumulated depreciation                 144,348
Construction in progress                   303,108
Deposits                                     4,500

TOTAL ASSETS                           $ 2,947,347


     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt    $     3,509
  Notes payable                             46,971
  Accounts payable                         109,307
  Accrued expenses                         212,656
     Total Current Liabilities             372,443

Long-term Debt                               1,631

Total Liabilities                          374,074


STOCKHOLDERS' EQUITY
  Preferred stock, no par value,
    5,000,000 shares
    authorized, 3,000,000 shares
    issued and outstanding               2,830,125
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    4,624,309 shares issued and
    outstanding                              4,624
  Paid in capital                        4,952,908
  Stock subscription receivable         (  119,500)
  Retained (deficit)                    (5,094,884)
     TOTAL STOCKHOLDERS' EQUITY          2,573,273

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $ 2,947,347

                   CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
           For the Years Ended March 31, 2000 and 1999



                        2000          1999

Revenues            $    86,604    $ 551,949

Cost of sales            22,909     (277,003)

                         63,695      274,946

Operating Expenses
  Selling                49,895       30,336
  General and
  administrative        757,681      345,927
  Depreciation           17,901
  Interest (income)    ( 13,571)    (    203)
  Interest expense      605,102

     Total Operating
     Expenses         1,417,008      376,060

     NET INCOME
     (LOSS)         $(1,353,313)   $(101,114)



Net (loss) per
common share             $(0.30)   $(   0.03)

Weighted average
common shares
outstanding           4,518,309    3,631,000

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
        For the Three Months Ended March 31, 2000 and 1999


                                                2000          1999
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net income (loss)                      $(1,353,313)   $( 101,114)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation                              17,901
    Changes in:
      Accounts receivable                      9,813        67,121
     Other current assets                     25,000
     Accounts payable                     (  102,550)      106,932
     Accrued expenses                     (   56,066)
     Deferred revenue                                     (144,500)

     NET CASH USED BY OPERATING ACTIVITIES(1,459,215)     ( 71,561)

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of equipment                   (   24,212)     ( 32,045)
  Note receivable                         (  150,000)
  Construction in progress                (  303,108)

     NET CASH USED BY INVESTING ACTIVITIES(  477,320)     ( 32,045)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term private debt
  placement                               (  390,238)
  Repurchase of stock
  Payments on installment debt            (   21,299)
  Net change in credit lines              (      417)
  Net change in accrued officer salary    (    1,000)
  Sales of preferred stock, net of
    costs of fundraising                   2,830,125
  Sales of common stock, net of
    costs of fundraising                   1,187,199       248,000

NET CASH FLOWS FROM FINANCING ACTIVITIES   3,604,370       248,000

     NET INCREASE IN CASH                  1,667,835       144,394

CASH BALANCES
     - Beginning of period                   643,952       146,210

     - End of period                     $ 2,311,787     $ 290,604

SUPPLEMENTAL DISCLOSURES
  Interest paid                          $   604,091     $       0
  Income taxes paid                                0             0

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Communications Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in the 10-KSB, have been omitted.

NOTE 2 - STOCK ISSUANCES

In February 2000, the Company received net proceeds of $2,830,125, in connection with a private placement in 6% Convertible Preferred Stock. This preferred stock is convertible to Company common stock at any time at a formula approximating market value. 225,000 warrants were issued to investors in connection with this funding, and these have an exercise price of $17.40 per share.

On February 14, 2000, the Company began another private placement to sell up to 1 million common shares at $8 per share. As of March 31, 2000, 100,000 shares had been sold in this offering for $800,000 gross proceeds. As of May 11, 2000, an additional 172,225 shares have been sold for $1,377,800.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          It is anticipated that Cybertel Communications Corp. will produce approximately $12,882,000 in revenue in the 2000 fiscal year and approximately $35,000,000 in fiscal 2001. Gross profit would be approximately ($1,244,000), and $6,766,000, respectively. In the next 12 months, the Company intends to employ 50 IP Gateways throughout the United States in order to transport long-haul Voice Over the Internet traffic ("VOIP," i.e., long distance voice traffic transported as digital electronic data packets over the internet), both domestically and internationally.

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

          The three groups with which the Company has contracted are: the Tailhook Association; Miles Ahead Ministries; and the Marine Corps Reserve Officers Association. Each agreement requires each group to forward a marketing piece to its members; the marketing pieces will recommend a telecommunications plan to the members, which will include long distance, toll free service, paging, cellular service, internet access, pre-paid and regular calling cards and other telecommunications services. The Company will provide each group wiht a billing summary of all participants' accounts each month and pay each group a percentage of each participant's net telephone bill. The contracts will be in place for periods of time ranging from 12 months to 36 months, with each group having an option to renew for an additional term.

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

          The second revenue source detailed is the wholesaling of telecommunications services. The Company is buying international telecommunication services from Bridgeport Energy Corporation and selling these services to Justice Telecommunications, Inc. The Company also has relationships with Flat Rate Communications, Inc., and LD Exchange, Inc., and is pursuing other wholesale agreements as well. The profit margin is 3% to 4% on the wholesaling of telecommunications services.

          Management projects that 2000 revenues from its affinity group program will total $2,640,000, with revenues from its wholesaling operations totaling $8,087,000. For the 2001 fiscal year, management projects these revenues to be $12,000,000 and $20,000,000, respectively. Cybertel's subsidiaries, Telenomics, Inc. and Like Dat Music, Inc., project revenues of $2,155,000 in fiscal 2000 and revenues of $4,200,000 in fiscal 2001.

          In arriving at its revenue projections for its affinity groups program, the Company assumes that on average each residential customer will use approximately 200 minutes per month at a cost to the customer of approximately $0.10 per minute, and that the number of residential customers will increase from approximately 600 in September, 1999, to approximately 26,000 in December, 2000.

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

          The Company's projections for its wholesaling operations assume volume of 5,000,000 monthly minutes through December 2000, at an average rate of $0.25 per minute. Projected cost of goods sold will be $0.25 per minute through December 2000.

          The Company has commenced the development of its own Internet Protocol Network. It is anticipated that the planned network will be operational by early 2001. With this network in place, the Company will have control of its pricing for the transmission of telecommunications services. The projection reflects a modest decrease in the cost of goods sold when the network is operational. The Company believes the reduction of cost will be more substantial but is reflecting a modest reduction to be conservative.

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

          The telecommunication industry holds a certain amount of risk due to the highly competitive nature of the industry and capital required. The reason the Company is building its own IP Network is to be in control of its destiny with regard to price competition. To build this network the Company has sought out the technology that is compatible with internet requirements. The Company currently has agreements to provide sufficient funding in the short term. See the heading "Liquidity and Capital Resources," of this caption.

          The foregoing contains "forward-looking" statements and information. Actual results may differ materially from those projected in such forward-looking statements and there is no assurance that the projected results will be obtained.

Results of Operations.
----------------------

Three months ended March 31, 2000, compared to three months ended March 31,
2000.
-----

         Revenues for the period ended March 31, 2000, decreased to $86,604 as compared to $551,949 for the period ended March 31, 2000, as the result of the development of a new wholesaling program for long distance telecommunications services.

         General and administrative costs have risen to $757,681 for the period ended March 31, 2000, as compared to $345,927 for the period ended March 31, 1999. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

Liquidity and Capital Resources.
--------------------------------

          On about February 14, 2000, the Company commenced a private placement of a minimum of 100,000 shares, and a maximum of 1,000,000 "unregistered" and "restricted" shares of its common stock at a price of $8 per share. Subject to the completion of the minimum offering, our placement agent, Capital Growth Resources, of El Cajon, California, will receive a sales commission of 10% of the gross proceeds of the offering, together with:

               2% of the gross proceeds as a wholesaling fee;

               2% of the gross proceeds as a "due diligence" fee;

               2% of the gross proceeds as an unaccountable expense allowance;
               and

               12.5 warrants for every 100 shares sold (together with an additional 20,000 warrants if the offering is completed within 90 days). Each warrant grants Capital Growth the right to acquire one "unregistered" and "restricted" share of our common stock for a period of one year, at a price of $0.01 per share.

          As of March 31, 2000, the Company had sold 100,000 shares, for gross proceeds of $800,000. As of May 11, 2000, an additional 172,225 shares have been sold, for additional gross proceeds of $1,377,800. The offering is continuing. Unless the Company is able to sell the maximum amount of its offering, for total gross proceeds of $8,000,000, or to raise substantial additional funding, it will not be able to proceed with its expansion plans. There can be no assurance that the Company will be able to raise such funding.

          Effective February 15, 2000, the Company entered into a Securities Purchase Agreement with Adara Investors, LLC, a Delaware limited liability company. Under the Securities Purchase Agreement, the Company sold to Adara:

               3,000 Shares of its Series A Preferred Stock, at a price of $3,000,000;

               Warrants to purchase 225,000 shares of its common stock; and

               For $100, a Supplemental Warrant to purchase an additional 2,000 shares of Series A Preferred Stock (the "Additional Shares") for $2,000,000, and Stock Purchase Warrants to purchase up to 150,000 additional shares of common stock.

          Adara can exercise the Warrants until February 15, 2004, at a price of $16.86 per share. It can exercise the Supplemental Warrant until November 15, 2000.

          Also on February 15, 2000, Cybertel and Adara executed a Registration Rights Agreement under which the Company agreed to file, within 45 days of the initial closing date of the Securities Purchase Agreement, a Registration Statement on Form SB-2, covering the resale of two times:

               the number of shares of common stock that Adara would be able to receive from the conversion of the Shares and the Additional Shares on the date of filing; and

               the maximum number of shares of common stock that Adara would be able to receive upon exercise of all Warrants that we issued to Adara under the Securities Purchase Agreement.

          The Company must keep the Registration Statement effective until the earlier of:

               the date on which Adara has sold all of the registered securities;

               the date on which Adara may sell the registered securities immediately, without restriction; and

               24 months after the date on which the Registration Statement is declared effective.

          The Company must pay 2% of Adara's $3,000,100 purchase price for every 30 day period during which:

               it has not filed the Registration Statement with the Securities and Exchange Commission within 45 days of the closing date of the Securities Purchase Agreement;

               the Registration Statement is not effective within 90 days of the closing of the Securities Purchase Agreement or, if the Commission does not review it, within three days after the Company or its counsel receive notice that there will be no review;

               for any period of five days after the effectiveness deadline, the Company does not have enough shares listed for trading or reserved for issuance upon the conversion of Adara's convertible securities; or

               for any period of five days after the effectiveness deadline, the Company becomes aware of any event that makes any statement in its Prospectus untrue or misleading, or that the Securities and Exchange Commission has suspended the Registration Statement.

          For each 30 day default period during which the Company has cured the default, the penalty will be prorated.

          The Securities Purchase Agreement closed on February 15, 2000, and the Company is currently in default of the first penalty provision. There can be no assurance that it will be able to cure this or any other default in a timely manner. If not, the Company will have to pay Adara $60,002 for every 30 days that we the Company is in default.

          The Registration Rights Agreement also gives Adara "piggyback" registration rights with respect to these securities.

          The Company had cash on hand of $2,311,787 at March 31, 2000. This will not be sufficient to fund its proposed expansion of its IP network without substantial additional funding.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities.
          ----------------------------------------

          On February 14, 2000, the Company issued a total of 9,000 "unregistered" and "restricted" shares of its common stock to James Boston and George Boston in consideration of $2.00 per share. See the heading "Liquidity and Capital Resources," for a discussion of the other "unregistered" and "restricted" securities issued by the Company during the quarterly period ended March 31, 2000.

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


Date: 5-15-00                    By: /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    CEO, President and Director