Form 10QSB
period 2000-06-30
CYBERTEL COMMUNICATIONS CORP
filed 2000-08-14
CIK 1036148

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                                 5,775,000

                              June 30, 2000


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

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                          June 30, 2000

                                                                   2000
          ASSETS
Current Assets
  Cash                                                         $ 1,831,763
  Marketable securities                                          4,736,250
  Accounts receivable                                              256,761
  Note receivable                                                  154,688
  Other current assets                                               7,872

     Total Current Assets                                        6,987,334

Equipment, net of $237,977
  accumulated depreciation                                         254,344
Construction in progress                                           434,807
Deposits                                                            60,939

TOTAL ASSETS                                                   $ 7,737,424

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                            $    30,560
  Accounts payable                                                 150,494
  Accrued salary                                                   125,142
  Accrued expenses                                                  76,643
     Total Current Liabilities                                     382,839

Long-term Debt                                                      52,677

Total Liabilities                                                  435,516

STOCKHOLDERS' EQUITY
  Convertable referred stock, $.001 par value, 5,000,000
    shares authorized, 3,000 shares issued and outstanding               3
  Common stock, $.001 par value, 20,000,000
    shares authorized, 5,775,000
    shares issued and outstanding                                    5,775
  Paid in capital                                                9,821,566
  Stock subscription receivable                                 (  119,500)
  Unrealized gain on marketable securities, net                  4,046,250
  Retained (deficit)                                            (6,452,184)
     TOTAL STOCKHOLDERS' EQUITY                                  7,301,908

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 7,737,424

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
            For the Three Months and Six Months Ended
                     June 30, 2000 and 1999

                                Three Months Ended    Six Months Ended
                              2000          1999     2000            1999
Revenues                      $  409,587 $1,783,168  $  496,191    $2,335,117

Cost of sales                    215,785  1,528,414     253,907     1,805,417

                                 193,802    254,754     242,284       529,700

Operating Expenses
  Selling                         75,488    153,703     185,301       184,039
  General and administrative   1,331,797    381,666   2,122,665       727,593
  Depreciation                    23,048     14,485      42,046        14,485
  Interest (income)           (   32,469) (   6,514) (   46,040)   (    6,717)
  Interest expense                 2,390      9,500     609,193         9,500

     Total Operating Expenses  1,400,254    552,840   2,913,165       928,900

     NET INCOME (LOSS)         (1,206,452)( 298,086) (2,670,881)    ( 399,200)

Other comprehensive income
  Unrealized gain on
   marketable securities        4,046,250             4,046,250

     NET COMPREHENSIVE
       INCOME (LOSS)            $2,839,798$(298,086) $1,375,369    $( 399,200)

Net (loss) per common share         $(0.23)  $(0.10)     $(0.50)   $(    0.11)
Weighted average common shares
  outstanding                    5,342,262 3,112,784  5,377,743     3,720,284

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
         For the Six Months Ended June 30, 2000 and 1999
                                                     2000           1999
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net comprehensive income (loss)                $ 1,375,369     $(399,199)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                      42,046        35,561
    Unrealized gain on marketable securities      (4,046,250)
    Stock issued for services                        230,104       244,500
    Stock issued for interest                        508,005
    Changes in:
      Accounts receivable                         (  215,219)     ( 81,939)
     Other current assets                             25,000
     Accounts payable                             (  120,757)       48,730
     Accrued interest                             (   31,786)
     Accrued expenses                             (   33,217)     ( 27,824)
     Deferred revenue                                             (144,500)

     NET CASH USED BY OPERATING ACTIVITIES        (2,266,705)     (324,671)

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of equipment                           (  158,353)     ( 75,905)
  Note receivable                                               (  150,000)
  Purchase of marketable securities               (  690,000)
  Deposits                                                      (   56,439)
  Construction in progress                        (  434,807)

     NET CASH USED BY INVESTING ACTIVITIES        (1,489,599)     ( 75,905)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term private debt placement  (  390,238)
  Payments on installment debt                    (   30,470)
  Proceeds from installment debt                      86,572         9,487
  Net change in credit lines                      (   47,388)
  Net change in accrued officer salary            (    5,804)
  Changes in amounts payable from shareholder                     ( 38,245)
  Stock subscription receivable                      385,000        34,500
  Sales of preferred stock, net of
    costs of fundraising                           2,830,125
  Sales of common stock, net of
    costs of fundraising                           2,101,427       817,125

NET CASH FLOWS FROM FINANCING ACTIVITIES           4,929,224       822,867

     NET INCREASE IN CASH                          1,172,920       422,291

CASH BALANCES
     - Beginning of period                           658,843       146,209
     - End of period                             $ 1,831,763     $ 568,500

SUPPLEMENTAL DISCLOSURES
  Interest paid                                  $   604,091     $       0

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINACIAL STATEMENTS

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


NOTE 2 - STOCK ISSUANCES

In February 2000, the Company received net proceeds of $2,830,125, in connection with a private placement of 3,000 shares of $.001 par value 6% Convertible Preferred Stock. This preferred stock is convertible to Company common stock at any time at a formula approximating market value. 225,000 warrants were issued to investors in connection with this funding, and these have an exercise price of $17.40 per share.

On February 14, 2000, the Company began another private placement to sell up to 1 million common shares at $8 per share. By amendment dated June 12, 2000, the offering price was amended to $6 per share. As of June 30, 2000, 411,014 shares had been sold in this offering for $2,466,091 gross proceeds. As of July 28, 2000, an additional 44,625 warrants with an exercise price of $.01 per share had been issued to a promoter in connection with this offering.

Additionally, during the six months ended June 30, 2000, 9,000 shares were sold at $2 per share and 106,250 shares were sold for $.25 per share, resulting in cash proceeds of $44,563; and 32,934 shares were issued for services rendered valued at $6 per share.

On June 13, 2000, issued 700,000 shares and 51,783 warrants with an exercise price of $8 per share in connection with the acquisition of LDVL, Inc. ("LDVL").


NOTE 3 - CONSTRUCTION IN PROGRESS

In March 2000, the Company signed a joint venture agreement with Transmission Systems, Inc., a British West Indies company, to install and operate certain telephone equipment in various foreign countries as might be identified and agreed upon. As of June 30, 2000, the Company has invested $165,299, which has been used to purchase certain equipment for installation in Senegal. The Company expects the equipment to be functioning during the third quarter of 2000. The agreement calls for the Company to fund all start-up costs, with profits to be split 50/50. Additionally, the company has invested $269,508 in the construction of a switch located in San Diego which is expected to be operational in August 2000. Substantially all costs associated with these two projects were recorded as of June 30, 2000.

NOTE 4 - ACQUISITION OF LDVL, INC.

LDVL is a company that resells xDSL circuits, high speed internet connections, through a network of Regional Bell Operating Company sales agents and other top tier dealers within the United States who mainly service commercial accounts in major metropolitan areas such as New York City, Philadelphia, Chicago, and Los Angeles. LDVL targets the high-end market for internet services and focuses on providing reliable, low cost, high quality service. LDVL began operations during September 1999.

On June 13, 2000, the Company acquired LDVL by exchanging stock in a transaction recorded using the pooling-of-interests method of accounting. Accordingly, prior period financial statements of the Company are prepared on a consolidated basis and have been restated to show the acquisition of LDVL as if it had occurred on September 1, 1999, with consolidated operations since that date.

There were no material transactions between the Company and LDVL prior to the acquisition. All accounting policies used are consistent.

The following is a condensed balance sheet of LDVL as of June 15, 2000, the date of acquisition:

                    Current assets                                $112,982
                    Fixed assets, net of accumulated
                      depreciation of $4,566                        95,529
                    Long-term assets                                32,363

                    Total assets                                  $240,874

                    Current liabilities                           $ 43,492
                    Long-term liabilities                           51,056
                       Total liabilities                            94,538

                    Capital stock                                  419,850
                    Retained (deficit)                            (273,514)
                       Total stockholders' equity                  146,336

                    Total liabilities and stockholders' equity    $240,874


There have been no revenues. Expenses from inception through June 15, 2000. $76,302 selling, $189,216 general and administrative, $4,566 depreciation, and $3,430 interest expense.


NOTE 5 - MARKETABLE SECURITIES

The Company owns 30,000 shares of Sonus Networks, Inc., which is publicly traded on the NASDAQ system. The shares were purchased in May 2000 at $23 per share with a resulting basis of $690,000. As of June 30, 2000, the securities are valued at market price, then $157 per share. The securities are classified as available for sale. Accordingly, an unrealized gain of $4,046,250, net of tax of $0, due to the availability of income tax carryforwards, is recognized as other comprehensive income in the quarter ended June 30, 2000. As of July 26, 2000, the market price is $251 per share, for and additional unrealized gain of $2,793,750, which will be recorded in the next quarter.

NOTE 6 - STOCK OPTION PLAN

Effective April 1, 2000, the Company adopted a stock option plan to be administered by the Board of Directors. Under the Plan, eligible employees of the Company and its subsidiaries may be awarded incentive stock options and eligible participants providing services to the Company may be awarded non-qualified options. As of July 26, 2000, no options had been awarded under the plan.

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

Results of Operations.
----------------------

Six months ended June 30, 2000, compared to six months ended June 30,
2000.
-----

         Revenues for the period ended June 30, 2000, decreased to $496,191 as compared to $2,335,117 for the period ended June 30, 1999, as the result of the development of a new wholesaling program for long distance telecommunications services.

         General and administrative costs have risen to $2,122,665 for the period ended June 30, 2000, as compared to $727,593 for the period ended
June 30, 1999. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

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

          As of June 30, 2000, the Company had sold 411,014 shares, for gross proceeds of $2,466,091. The offering is continuing. Unless the Company is able to sell the maximum amount of its offering, for total gross proceeds of $8,000,000, or to raise substantial additional funding, it will not be able to proceed with its expansion plans. There can be no assurance that the Company will be able to raise such funding.

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

         One June 30, 2000, the Securities and Exchange Commission ordered effective the Company's Registration Statement on Form SB-2 with respect to these shares.

          The Registration Rights Agreement also gives Adara "piggyback" registration rights with respect to these securities.

         Additionally, during the six months ended June 30, 2000, 9,000 shares were sold at $2 per share and 106,250 shares were sold for $.25 per share, resulting in cash proceeds of $44,563; and 32,934 shares were issued for services rendered valued at $6 per share.

          The Company had cash on hand of $1,831,763 at June 30, 2000. This will not be sufficient to fund its proposed expansion of its IP network without substantial additional funding.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities.
          ----------------------------------------

          See the heading "Liquidity and Capital Resources," for a discussion of the "unregistered" and "restricted" securities issued by the Company during the quarterly period ended June 30, 2000.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K.

               Dated June 13, 2000, filed with the Securities and Exchange Commission on June 28, 2000.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CYBERTEL, COMMUNICATIONS CORP.


Date: 8/15/2000                  By:/s/Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    CEO, President and Director

Date: 8/15/2000                  By:/s/Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer