Form 10QSB/A
period 2000-06-30
CYBERTEL COMMUNICATIONS CORP
filed 2000-11-14
CIK 1036148

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-1


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

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                          June 30, 2000

                                                                   2000
          ASSETS
Current Assets
  Cash                                                         $ 1,831,763
  Marketable securities                                          4,736,250
  Accounts receivable                                              256,761
  Note receivable                                                  154,688
  Other current assets                                               7,872

     Total Current Assets                                        6,987,334

Equipment, net of $237,977
  accumulated depreciation                                         254,344
Construction in progress                                           434,807
Deposits                                                            60,939

TOTAL ASSETS                                                   $ 7,737,424

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                            $    30,560
  Accounts payable                                                 150,493
  Accrued salary                                                   125,142
  Accrued expenses                                                  76,643
     Total Current Liabilities                                     382,838

Long-term Debt                                                      52,677

Total Liabilities                                                  435,515

STOCKHOLDERS' EQUITY
  Convertable referred stock, $.001 par value, 5,000,000
    shares authorized, 3,000 shares issued and outstanding               3
  Common stock, $.001 par value, 20,000,000
    shares authorized, 5,775,000
    shares issued and outstanding                                    5,775
  Paid in capital                                                9,901,871
  Stock subscription receivable                                 (  119,500)
  Unrealized gain on marketable securities, net                  4,046,250
  Retained (deficit)                                            (6,532,490)
     TOTAL STOCKHOLDERS' EQUITY                                  7,301,909

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 7,737,424

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
            For the Three Months and Six Months Ended
                     June 30, 2000 and 1999

                                Three Months Ended    Six Months Ended
                              2000          1999     2000            1999
Revenues                      $  409,587 $1,783,168  $  496,191    $2,335,117

Cost of sales                    215,785  1,528,414     253,907     1,805,417

                                 193,802    254,754     242,284       529,700

Operating Expenses
  Selling                         75,488    153,703     185,301       184,039
  General and administrative   1,299,630    381,666   2,090,498       727,593
  Depreciation                    23,048     14,485      42,046        14,485
  Interest (income)           (   32,469) (   6,514) (   46,040)   (    6,717)
  Interest expense                 2,390      9,500     609,193         9,500

     Total Operating Expenses  1,368,087    552,840   2,880,999       928,900

     NET INCOME (LOSS)        (1,174,285) ( 298,086) (2,638,714)    ( 399,200)

Other comprehensive income
  Unrealized gain on
   marketable securities        4,046,250             4,046,250

     NET COMPREHENSIVE
       INCOME (LOSS)           $2,871,965 $(298,086) $1,407,536    $( 399,200)

Net (loss) per common share        $(0.23)   $(0.10)     $(0.50)   $(    0.11)
Weighted average common shares
  outstanding                   5,342,262  3,112,784  5,377,743     3,720,284

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
         For the Six Months Ended June 30, 2000 and 1999
                                                     2000           1999
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net comprehensive income (loss)                $ 1,407,536     $(399,199)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                      42,046        35,561
    Unrealized gain on marketable securities      (4,046,250)
    Stock issued for services                        230,104       244,500
    Stock issued for interest                        508,005
    Changes in:
      Accounts receivable                         (  215,219)     ( 81,939)
     Other current assets                             25,000
     Accounts payable                             (  105,868)       48,730
     Accrued interest                             (   31,786)
     Accrued expenses                             (   33,217)     ( 27,824)
     Deferred revenue                                             (144,500)

     NET CASH USED BY OPERATING ACTIVITIES        (2,219,649)     (324,671)

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of equipment                           (  158,353)     ( 75,905)
  Note receivable                                 (  150,000)
  Purchase of marketable securities               (  690,000)
  Deposits                                        (   56,439)
  Construction in progress                        (  434,807)

     NET CASH USED BY INVESTING ACTIVITIES        (1,489,599)     ( 75,905)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term private debt placement  (  390,238)
  Payments on installment debt                    (   30,470)
  Proceeds from installment debt                      86,572         9,487
  Net change in credit lines                      (   90,945)
  Net change in accrued officer salary            (    5,804)
  Changes in amounts payable from shareholder                     ( 38,245)
  Stock subscription receivable                      385,000        34,500
  Sales of preferred stock, net of
    costs of fundraising                           2,830,125
  Sales of common stock, net of
    costs of fundraising                           2,101,427       817,125

NET CASH FLOWS FROM FINANCING ACTIVITIES           4,885,667       822,867

     NET INCREASE IN CASH                          1,176,419       422,291

CASH BALANCES
     - Beginning of period                           655,344       146,209
     - End of period                             $ 1,831,763     $ 568,500

SUPPLEMENTAL DISCLOSURES
  Interest paid                                  $         0     $ 604,091

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

On June 15, 2000, the Company acquired LDVL by exchanging stock in a transaction recorded using the pooling-of-interests method of accounting. Accordingly, prior period financial statements of the Company are prepared on a consolidated basis and have been restated to show the acquisition of LDVL as if it had occurred on September 1, 1999, with consolidated operations since that date.

There were no material transactions between the Company and LDVL prior to the acquisition. All accounting policies used are consistent.

The following is a condensed balance sheet of LDVL as of June 15, 2000, the date of acquisition:

                    Current assets                                $ 80,816
                    Fixed assets, net of accumulated
                      depreciation of $4,566                        95,529
                    Long-term assets                                32,363

                    Total assets                                  $208,708

                    Current liabilities                           $ 43,492
                    Long-term liabilities                           51,056
                       Total liabilities                            94,538

                    Capital stock                                  501,155
                    Retained (deficit)                            (386,985)
                       Total stockholders' equity                  114,170

                    Total liabilities and stockholders' equity    $208,708


There have been no revenues. Expenses from inception through June 15, 2000. $159,302 selling, $219,687 general and administrative, $4,566 depreciation, and $3,430 interest expense.


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

         General and administrative costs have risen to $2,090,498 for the period ended June 30, 2000, as compared to $727,593 for the period ended
June 30, 1999. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

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

                                      CYBERTEL, COMMUNICATIONS CORP.


Date: 11/13/2000                  By:/s/Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    CEO, President and Director

Date: 11/13/2000                  By:/s/Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer