Form 10QSB
period 2000-09-30
CYBERTEL COMMUNICATIONS CORP
filed 2000-11-14
CIK 1036148

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                                 5,981,100

                             September 30, 2000


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

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                        September 30, 2000


          ASSETS
Current Assets
  Cash                                                         $ 1,249,811
  Marketable securities                                          3,222,563
  Accounts receivable                                              366,646
  Note receivable
       157,500
  Other investment                                                  60,000
  Other current assets                                               7,602
                                                               -----------
     Total Current Assets                                        5,064,122
                                                               -----------
Equipment, net of $261,838
  accumulated depreciation                                         589,737
Construction in progress                                           165,299
Deposits                                                            92,269
                                                               -----------
     TOTAL ASSETS                                              $ 5,911,427
                                                               ===========


          LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                            $    31,194
  Accounts payable                                                 451,513
  Accrued salary                                                   124,746
  Accrued expenses                                                  82,030
                                                               -----------
     Total Current Liabilities                                     689,483

Long-term Debt                                                      45,513
                                                               -----------
     TOTAL LIABILITIES                                             734,996
                                                               -----------

          STOCKHOLDERS' EQUITY
  Convertable preferred stock, $.001 par value, 5,000,000
    shares authorized, 2,500 shares issued and outstanding               3
  Common stock, $.001 par value, 20,000,000
    shares authorized, 5,981,100
    shares issued and outstanding                                    5,981
  Paid in capital                                               10,036,143
  Stock subscription receivable                                 (  119,500)
  Unrealized gain on marketable securities, net                  2,636,063
  Retained (deficit)                                            (7,382,259)
                                                               -----------
          TOTAL STOCKHOLDERS' EQUITY                             5,176,431
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 5,911,427
                                                               ===========

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
            For the Three Months and Nine Months Ended
                  September 30, 2000 and 1999

                             Three Months Ended      Nine Months Ended
                             2000           1999     2000         1999
Revenues                      $   667,151   $ 651,521 $ 1,163,342  $2,986,638

Cost of sales                     812,719     499,587   1,066,627   2,305,004
                              -----------   --------- -----------  ----------
                               (  145,568)    151,934      96,715     681,634

Operating Expenses
  Selling                         345,288       3,031     530,589     187,070
  General and administrative      965,363     482,225   3,055,859   1,209,816
  Depreciation                     14,342      16,702      56,388      31,187
  Interest (income)            (   25,977)  (      32) (   72,017)  (   6,748)
  Interest expense                    284       1,238     609,477      10,738
                              -----------   ---------  ----------   ---------
     Total Operating Expenses   1,299,300     503,164   4,180,296   1,432,063

  Gain on sale of
   marketable securities          595,098                 595,098
                              -----------   ---------  ----------   ---------
     NET INCOME (LOSS)         (  849,770)  ( 351,230) (3,488,483)  ( 750,429)

Other comprehensive income
  Unrealized gain (loss) on
   marketable securities       (  815,098)              3,231,161
  Less: reclassification for
    gains included in
    net income                 (  595,098)             (  595,098)
                              -----------   ---------  ----------   ---------
     Total Other Comprehensive
       Income                  (1,410,186)              2,636,063
                              -----------   ---------  ----------   ---------

     NET COMPREHENSIVE
       INCOME (LOSS)          $(2,259,956) $( 351,230)$(  852,420) $( 750,429)
                              ===========  ========== ===========  ==========

Net (loss) per common share        $(0.15)     $(0.08)     $(0.63)  $(   0.22)
Weighted average common shares
  outstanding                   5,782,618   3,112,784   5,512,701   3,462,321

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
      For the Nine Months Ended September 30, 2000 and 1999
                                                     2000           1999
                                                 -----------     ---------
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net comprehensive income (loss)                 $( 852,420)    $(750,429)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                      65,907        47,122
    Unrealized gain on marketable securities      (2,636,063)
    Gain on sale of marketable securities         (  595,098)
    Stock issued for services                        242,004
    Stock issued for interest                        508,005
    Changes in:
      Accounts receivable                         (  325,103)     (258,390)
     Other current assets                             25,270      (  8,527)
     Accounts payable                                195,150       236,596
     Accrued interest                             (   34,598)
     Accrued expenses                             (   27,829)       25,822
     Deferred revenue                                             (144,500)
                                                 -----------     ---------
     NET CASH USED BY OPERATING ACTIVITIES        (3,434,775)     (852,306)
                                                 -----------     ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of equipment                           (  517,607)     (116,910)
  Note receivable                                 (  150,000)
  Purchase of marketable securities               (  690,000)
  Proceeds from sale of marketable securities        698,598
  Purchase of other investment                    (   60,000)
  Deposits                                        (   87,769)          655
  Construction in progress                        (  165,299)
                                                 -----------     ---------
     NET CASH USED BY INVESTING ACTIVITIES        (  972,077)     (116,255)
                                                 -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term private debt placement  (  390,238)
  Payments on installment debt                    (   15,971)
  Proceeds from installment debt                      86,572
  Net change in credit lines                      (  111,974)     (  4,399)
  Net change in accrued officer salary            (    6,200)       11,500
  Collection of stock subscriptions receivable       385,000        34,500
  Sales of preferred stock, net of
    costs of fundraising of $169,875               2,830,125
  Sales of common stock, net of
    costs of fundraising of $432,644               2,224,005     1,143,172
                                                 -----------     ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES           5,001,319     1,184,773
                                                 -----------     ---------
     NET INCREASE IN CASH                            594,467       216,212

CASH BALANCES
     - Beginning of period                           655,344       146,209
                                                 -----------     ---------
     - End of period                             $ 1,249,811     $ 362,421
                                                 ===========     =========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                  $         0     $ 604,191

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

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


NOTE 2 - MARKETABLE SECURITIES

The Company purchased 30,000 shares of Sonus Networks, Inc. in May 2000 at $23 per share, or $690,000 total cost. During the quarter ended September 30, 2000, the Company sold 4,500 shares on the open market for $155 per share, or $698,598, with a realized gain of $595,098. The remaining shares are valued at the $126 per share trading price as of September 30, 2000. The stock split three for one on October 10, 2000; and the market price as of October 23, 2000 was $36.


NOTE 3 - OTHER INVESTMENTS

The Company purchased 100,000 shares in Intellcell.com, an unrelated private California corporation, for $60,000. This represents around five percent of the total ownership of Intellcell.com.


NOTE 4 - CONSTRUCTION IN PROGRESS

In March 2000, the Company signed a joint venture agreement with Transmission Systems, Inc., a British West Indies company, to install and operate certain telephone equipment in various foreign countries as might be identified and agreed upon. As of September 30, 2000, the Company has invested $165,299, which has been used to purchase certain equipment for installation in Senegal. The Company expects the equipment to be functioning during the fourth quarter of 2000. Substantially all costs associated with this project have been recorded as of September 30, 2000. The agreement calls for the Company to fund all start-up costs, with profits to be split 50/50.

Additionally, the company invested $269,508 in the construction of a switch located in San Diego. The San Diego switch was placed into service in the first week of October 2000. This cost has been reclassified to fixed assets as of September 30, 2000.

NOTE 5 - STOCK ISSUANCES

During the nine months ended September 30, 2000, the Company issued stock as follows:

     Preferred stock, 3,000 shares, net cash proceeds of $2,830,125, convertible to common stock anytime at common stock market value.

     Common stock, 550,597 shares, net cash proceeds of $2,224,005.

In connection with the above, 44,682 shares were issued for services rendered by stock promoters. These shares were valued at $223,410.

500 shares of preferred stock valued at $500,000 have been converted to 139,279 shares of common stock.

31,234 shares of common stock valued at $209,504 have been issued during the first nine months for other consulting services.

On June 15, 2000, the company issued 700,000 shares and 51,783 warrants with an exercise price of $8 per share in connection with the acquisition of LDVL, Inc.


NOTE 6 - ACQUISITION OF LDVL, INC.

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

On June 15, 2000, the Company acquired LDVL by exchanging stock in a transaction recorded using the pooling-of-interests method of accounting. Accordingly, prior period financial statements of the Company are prepared on a consolidated basis and have been restated to show the acquisition of LDVL as if it had occurred on December 31, 1997, with consolidated operations since that date.

There were no material transactions between the Company and LDVL prior to the acquisition. All accounting policies used are consistent.

The following is a condensed balance sheet of LDVL as of June 15, 2000, the date of acquisition:

                    Current assets                                $ 80,816
                    Fixed assets, net of accumulated
                      depreciation of $4,566                        95,529
                    Long-term assets                                32,363
                                                                  --------
                    Total assets                                  $208,708
                                                                  ========

                    Current liabilities                           $ 43,492
                    Long-term liabilities                           51,056
                                                                  --------
                       Total liabilities                            94,538
                                                                  --------

NOTE 6 - ACQUISITION OF LDVL, INC. (Continued)

                    Capital stock                                  501,155
                    Retained (deficit)                            (386,985)
                                                                  --------
                            Total stockholders' equity             114,170
                                                                  --------
                    Total liabilities and stockholders' equity    $208,708
                                                                  ========

There have been no revenues. Expenses from inception through June 15, 2000 were $159,302 selling, $219,687 general and administrative, $4,566 depreciation, and $3,430 interest expense.


NOTE 7 - STOCK OPTION PLAN

Effective April 1, 2000, the Company adopted a stock option plan to be administered by the Board of Directors. Under the Plan, eligible employees of the Company and its subsidiaries may be awarded incentive stock options and eligible participants providing services to the Company may be awarded non-qualified options. As of October 23, 2000, no options had been awarded under the plan.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          It is anticipated that Cybertel Communications Corp. will produce approximately $12,882,000 in revenue in the 2000 fiscal year and approximately $36,355,000 in fiscal 2001. Net Income would be approximately ($1,244,000), and $6,766,000, respectively. In the next 12 months, the Company intends to expand its network to 50 IP Gateways throughout the United States in order to transport long-haul Voice Over the Internet traffic ("VOIP," i.e., long distance voice traffic transported as digital electronic data packets over the internet), both domestically and internationally.

          The Company's Strategic Partnership Agreements with Intermedia and Level 3 Communications allow it to collocate its Gateway equipment and terminate traffic in areas that the Company has not or does not intend to locate Gateways. The Company has very actively begun to employ its Affinity Group Marketing strategy. The total membership population of the Company's targeted groups is over 40 million.

          The groups with which the Company has contracted are: the Tailhook Association; Miles Ahead Ministries; Association of Naval Aviators; Changewave.com and the Marine Corps Reserve Officers Association. Each agreement requires each group to forward a marketing piece to its members; the marketing pieces will recommend a telecommunications plan to the members, which will include long distance, toll free service, paging, internet access, pre-paid and regular calling cards and other telecommunications services. The Company will provide each group with a billing summary of all participants' accounts each month and pay each group a percentage of each participant's net telephone bill. The contracts will be in place for periods of time ranging from 12 months to 36 months, with each group having an option to renew for an additional term.

          The Company also intends to build a captive agent network for direct marketing purposes to supplement its Affinity Group Marketing programs. The Company has also begun its telemarketing efforts, which entail contacting members of the Affinity groups.

          The Company's projections are based on the following assumptions and limitations:

          The Company's business plan details a stair step process whereby it will lease telecommunications services that can be marketed directly to its primary affinity groups. The combined membership of the five contracted affinity groups is 94,000 members. The Company has been contacting affinity group members and is realizing a 38% acceptance rate. This acceptance rate substantially exceeds the 12.5% rate detailed in the business plan. The Company is currently in contract discussions with three more affinity groups. It is anticipated that all these groups will be contracted by year end, although the Company can make no assurances in this regard. The total membership of the targeted affinity groups is 40,000,000 members. The Company believes this population and its current acceptance rate should provide the revenues detailed in the projections. Additionally, the affinity group marketing plan is only one of several currently being test marketed.

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

          Management projects that 2000 revenues from its affinity group program and potential acquisitions to total $11,140,000, with revenues from its wholesaling operations totaling $1,087,000. the remaining revenues will be provided by Cybertel's subsidiaries, Telenomics, Inc. and Like Dat Music, Inc. For the 2001 fiscal year, management projects these revenues to be $25,000,000 and $7,000,000, respectively. Cybertel's subsidiaries, Telenomics, Inc. and Like Dat Music, Inc., project revenues of $1,155,000 in fiscal 2000 and revenues of $3,200,000 in fiscal 2001.

          In arriving at its revenue projections for its affinity groups program, the Company assumes that on average each residential customer will use approximately 300 minutes per month at a cost to the customer of approximately $0.07 per minute, and that the number of residential customers will increase from approximately 600 in September, 1999, to approximately 46,000 in December, 2000.

          The cost of goods sold currently reflects the cost of a leased network whereby the Company can transmit customer calls. The cost of goods reflects the use of the telephone lines, billing and collections and customer service. The rate used in the projections to reflect these costs is $0.05. To control cost, the Company has entered into subcontract arrangements to facilitate billing and collections and customer service. These costs are a calculation of the services provided. As such they are a true marginal cost.

          The Company's projections for its wholesaling operations assume volume of 1,000,000 monthly minutes through December 2000, at an average rate of $0.25 per minute. Projected cost of goods sold will be $0.24 per minute through December 2000.

          The Company has begun the development of its own Internet
Protocol Network. The Company currently has the ability to carry traffic from 30 leased internet protocol gateways. With this network in place, the Company has control of its pricing for the transmission of telecommunications services.

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

          The telecommunication industry holds a certain amount of risk due to the highly competitive nature of the industry and capital required. The reason the Company is building its own IP Network is to be in control of its destiny with regard to price competition. To build this network the Company has sought out the technology that is compatible with internet requirements. The Company currently has sufficient working captial in the short term. See the heading "Liquidity and Capital Resources," of this caption.

          The foregoing contains "forward-looking" statements and information. Actual results may differ materially from those projected in such forward-looking statements and there is no assurance that the projected results will be obtained.

Results of Operations.
----------------------

Three months ended September 30, 2000, compared to three months ended September 30, 2000.
-------------------

         Revenues for the three month period ended September 30, 2000, increased to $667,151 as compared to $651,521 for the three month period ended September 30, 1999, as the result of the increase in affinity group marketing.

         General and administrative costs have risen to $965,363 for the three month period ended September 30, 2000, as compared to $482,225 for the three month period ended September 30, 1999. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

         Interest expense for the three month period ended September 30, 2000, decreased to $284 as compared to $1,238 for the three month period ended September 30, 1999.

Nine months ended September 30, 2000, compared to nine months ended September 30, 2000.
---------

         Revenues for the period ended September 30, 2000, decreased to $1,163,342 as compared to $2,986,638 for the period ended September 30, 1999, as the result of the development of a new wholesaling program for long distance telecommunications services.

         General and administrative costs have risen to $3,055,859 for the period ended September 30, 2000 as compared to $1,209,816 for the period ended September 30, 1999. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

        Interest expense for the period ended September 30, 2000 was $609,477. This interest expense was incurred from the settlement of a bridge loan in the first quarter of the year 2000 as compared to $10,738 for the period ended September 30, 1999.

Liquidity and Capital Resources.
--------------------------------

          On or about February 14, 2000, the Company commenced a private placement of a minimum of 100,000 shares, and a maximum of 1,000,000 "unregistered" and "restricted" shares of its common stock at a price of $6 per share. Subject to the completion of the minimum offering, our placement agent, Capital Growth Resources, of El Cajon, California, will receive a sales commission of 10% of the gross proceeds of the offering, together with:

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

          As of September 30, 2000, the Company had sold 432,644 shares, for gross proceeds of $2,612,086. The offering has closed. Unless the Company is able to sell the maximum amount of its offering, for total gross proceeds of $8,000,000, or to raise substantial additional funding, it will not be able to proceed with its expansion plans. There can be no assurance that the Company will be able to raise such funding.

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

         On June 30, 2000, the Securities and Exchange Commission ordered effective the Company's Registration Statement on Form SB-2 with respect to these shares.

          The Registration Rights Agreement also gives Adara "piggyback" registration rights with respect to these securities.

         Additionally, during the nine months ended September 30, 2000, 9,000 shares were sold at $2.00 per share and 106,250 shares were sold for $0.25 per share, resulting in cash proceeds of $44,563; and 31,234 shares were issued for services rendered valued at $209,504.

          The Company had cash on hand of $1,249,811 at September 30, 2000. This will not be sufficient to fund its proposed expansion of its IP network without substantial additional funding.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities.
          ----------------------------------------

          See the heading "Liquidity and Capital Resources," for a discussion of the "unregistered" and "restricted" securities issued by the Company during the quarterly period ended September 30, 2000.

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