Form 10KSB
period 2000-12-31
CYBERTEL COMMUNICATIONS CORP
filed 2001-04-02
CIK 1036148

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000
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
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2000 -
$1,833,965.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 28, 2001 - $3,199,235.31.  There are approximately 6,022,090 shares of common voting stock of the Company held by non-affiliates. These computations are based upon the bid price for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on April 2, 2001.

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

                              March 28, 2001

                                 6,456,430

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Cybertel was organized on June 13, 1996, for the purpose of engaging in any lawful activity. At inception, Cybertel was authorized to issue 20,000,000 shares of non-assessable common voting stock, par value one mill ($0.001) per share. In addition, we are authorized to issue 5,000,000 shares of preferred stock having a par value of one mill ($0.001) per share, with such rights and preferences as the Board of Directors shall determine. Until approximately May, 1999, Cybertel was a development stage company.

          In November and December, 1999, we received net proceeds of $390,238 from loans with a face value of $500,000. The loans were due six months from the date of origination and bore interest at the rate of 14% per annum. The note investors also received a total of 75,000 "unregistered" and "restricted" shares of our common stock on a pro rata basis, and certain employees of Capital Growth Resources, the placement agent, received 50,000 such shares as a placement fee. These shares are a portion of the shares that we registered with the Securities and Exchange Commission on a Registration Statement on Form SB-2, as amended. See the caption "Recent Sales of 'Unregistered' Securities" and the Exhibit Index of this Report.

          We paid the note in full on February 29, 2000. The total payoff amount was $508,555, including principal and accrued interest. This payoff amount came from the proceeds of our funding with Adara. We allocated the rest of the proceeds to working capital.

          On December 30, 1999, we entered into a Reorganization Agreement with Telenomics, Inc., a California corporation, and all of the stockholders of Telenomics. Under the Reorganization Agreement, we issued 600,000 "unregistered" and "restricted" shares of our common stock to the Telenomics stockholders in exchange for all of the outstanding voting securities of Telenomics. These shares amounted to approximately 9.4% of our outstanding voting securities immediately after the completion of the Reorganization Agreement, taking into account the securities that we issued as outlined in the next paragraph. Telenomics became a wholly-owned subsidiary of Cybertel on the closing of the Reorganization Agreement.

          Telenomics is a Hewlett Packard Channel Partner, providing telephone accounting and management software solutions on HP servers since 1983. It is also a Hewlett Packard equipment reseller of the HP/9000, HP/3000 and HP workstations through a national authorized reseller license with Hewlett Packard with a "best in class" status.

         Telenomics and its authorized resellers manufacture and distribute PWARE software products that are designed to reside on Hewlett Packard servers in an open environment. This allows easy interface to existing modules on the server, such as financial, human resources and other applications. PWARE is also designed to reduce dependency on software vendors and to replace the stand alone PC call accounting system sold through telephone vendors. PWARE is a multi-user system with both an unlimited terminals-based server and a per-seat MS Windows Client Server based front end.

          As part of the Telenomics acquisition, we acquired computer and office furniture with a book value of approximately $70,000. The only other asset of Telenomics was its software code for its call accounting software. The development expenses of this software have been deducted as an expense and are not reflected on its balance sheet.

          Also on December 30, 1999, Cybertel entered into an Agreement and Plan of Reorganization with T. J. Knowles, the sole stockholder of Like Dat Music, Inc., a California corporation. Under the Plan of Reorganization, we issued 100,000 "unregistered" and "restricted" shares of our common stock to Mr. Knowles in exchange for all of the outstanding voting securities of Like Dat Music. These shares amounted to approximately 1.6% of our outstanding voting securities immediately after the completion of the Telenomics and Like Dat Music acquisitions. Like Dat Music became a wholly-owned subsidiary of Cybertel on the closing of the Plan of Reorganization.

          Mr. Knowles has agreed to return the 100,000 shares that he received when the Company acquired Like Dat Music in exchange for 51% of the Like Dat Music stock. The Company would then sell the 100,000 shares for $50,000 in a private transaction that is exempt from registration under federal and state securities laws, and the proceeds would be contributed to Like Dat Music.

          Like Dat Music is an established and award-winning commercial music and sound design company. It produces original music for sale or license to the advertising, broadcast and film industries. Its products and services are used in television and radio commercials, television network and cable promotions, corporate industrial and trade films and shows, feature film trailers and motion pictures, television programming, and in Internet-related applications such as on-site kiosks and web sites. It also provides specialized digital sound recording services and innovative consumer music products for sale, private labeling and license.

          Like Dat Music had virtually no tangible assets, except its copyright music. The development expenses of these assets have also been deducted as an expense. There is no carrying value for these assets on its balance sheet.

          Effective February 10, 2000, our Board of Directors designated 5,000 shares of our class of preferred stock as "Series A 6% Convertible Preferred Stock," with holders thereof being entitled to receive dividends equal to 6% of the Liquidation Preference (i.e., $1000 per share of Series A Preferred Stock) per year. At our election, we may pay these dividends either in shares of our common stock or in cash. If Cybertel is dissolved, the holders of Series A Preferred Stock will be entitled to receive the Liquidation Preference, plus any accrued but unpaid dividends, whether or not we have declared them. Each holder of Series A Preferred Stock is also entitled to vote as if he or she owned the number of whole shares of common stock into which his or her shares of Series A Preferred Stock are convertible immediately after the close of business on the record date for determining the stockholders who are entitled to notice of and to vote at any stockholder meeting or, in the case of matters that are approved by the consent of stockholders without a meeting, on the date of such consent.

          Each holder of Series A Preferred Stock may convert his or her shares, at any time, into the number of shares of our common stock that is determined by dividing $1000, plus the amount of any accrued but unpaid dividends, by the Conversion Price. The Conversion Price is the lower of

               110% of the average closing bid price of our common stock for the five trading days immediately preceding the initial closing date of our Securities Purchase Agreement as discussed below; and

               80% of the average of the three lowest closing bid prices of our common stock for the 25 trading days immediately preceding the conversion date. If the closing bid price of our common stock is $8 per share, Adara has the option to convert any or all shares of Series A Preferred Stock into common stock.

          On about February 14, 2000, we began a private placement of a minimum of 100,000 shares, and a maximum of 1,000,000 "unregistered" and "restricted" shares of our common stock at a price of $8 per share. Subject to the completion of the minimum offering, our placement agent, we agreed to pay Capital Growth Resources, of El Cajon, California, a sales commission of 10% of the gross proceeds of the offering, together with:

               2% of the gross proceeds as a wholesaling fee;

               2% of the gross proceeds as a "due diligence" fee;

               2% of the gross proceeds as an unaccountable expense allowance;
               and

               12.5 warrants for every 100 shares sold (together with an additional 20,000 warrants if the offering was completed within 90 days). Each warrant granted Capital Growth the right to acquire one "unregistered" and "restricted" share of our common stock for a period of one year, at a price of $0.01 per share.

          On June 20, 2000, our Board of Directors resolved to:

               decrease the offering price under the private placement from $8 per share to $6 per share;

               increase the number of shares under the private placement from 1,000,000 to 1,333,334; and

               provide for Capital Growth to receive 145,000 warrants if the maximum 1,333,334 shares was sold, with that number to be reduced on a pro rata basis if less than the maximum offering was sold.

          The Company closed its offering on September 15, 2000, having received gross proceeds of $2,624,118 and net proceeds of $2,234,077 after deduction of sales commission and related expenses. Capital Growth has earned 44,625 warrants for its services, and these warrants have been exercised.

          Effective February 15, 2000, we entered into a Securities Purchase Agreement with Adara Investors, LLC, a Delaware limited liability company. Under the Securities Purchase Agreement, we sold to Adara:

               3,000 Shares of our Series A Preferred Stock, at a price of $3,000,000;

               Warrants to purchase 225,000 shares of our common stock; and For $100, a Supplemental Warrant to purchase an additional 2,000 shares of Series A Preferred Stock (the "Additional Shares") for $2,000,000, and Stock Purchase Warrants to purchase up to 150,000 additional shares of common stock.

          Adara can exercise the Warrants until February 15, 2004, at a price of $16.86 per share. The Supplemental Warrant expired on November 15, 2000.

          Also on February 15, 2000, Cybertel and Adara executed a Registration Rights Agreement. Under the Registration Rights Agreement, we agreed to file, within 45 days of the initial closing date of the Securities Purchase Agreement, a Registration Statement on Form SB-2, covering the resale of two times:

               the number of shares of common stock that Adara would be able to receive from the conversion of the Shares and the Additional Shares on the date of filing; and

               the maximum number of shares of common stock that Adara would be able to receive upon exercise of all Warrants that we issued to Adara under the Securities Purchase Agreement.

          We must keep the Registration Statement effective until the earlier of:

               the date on which Adara has sold all of the registered securities;

               the date on which Adara may sell the registered securities immediately, without restriction; and

               24 months after the date on which the Registration Statement is declared effective.

          We must pay 2% of Adara's $3,000,100 purchase price for every 30 day period during which:

               we have not filed the Registration Statement with the Securities and Exchange Commission within 45 days of the closing date of the Securities Purchase Agreement;

               the Registration Statement is not effective within 90 days of the closing of the Securities Purchase Agreement or, if the Commission does not review it, within three days after we or our counsel receive notice that there will be no review;

               for any period of five days after the effectiveness deadline, we do not have enough shares listed for trading or reserved for issuance upon the conversion of Adara's convertible securities; or

               for any period of five days after the effectiveness deadline, we become aware of any event that makes any statement in its prospectus untrue or misleading, or that the Securities and Exchange Commission has suspended the Registration Statement.

          For each 30 day default period during which we have cured the default, the penalty will be prorated.

          The Securities Purchase Agreement closed on February 15, 2000, and the Securities and Exchange Commission declared our Registration Statement on Form SB-2 effective on June 30, 2000. We can not assure you that we will be able to cure any future default in a timely manner. If we can not, we will have to pay Adara $60,002 for every 30 days that we are in default.

          The Registration Rights Agreement also gives Adara "piggyback" registration rights with respect to these securities.

          Due to a typographical error in our Articles of Incorporation, our original name was "Cybertel, Communications Corp." On March 15, 2000, we filed with the Nevada Secretary of State a Certificate of Correction to show that our correct name is "Cybertel Communications Corp." with no comma.

          On June 8, 2000, our Board of Directors unanimously resolved to amend our Bylaws to authorize: (i) the calling of special meetings of stockholders by the President at the written request of the holders of 10% or greater of our issued and outstanding shares; and (ii) the stockholders' removal of directors with or without cause.

          On June 13, 2000, we entered into an Agreement and Plan of Reorganization with LDVL, Inc., a New Jersey corporation, and LDVL's stockholders. Under the Agreement, we agreed to acquire all of LDVL's outstanding shares in exchange for 700,000 "unregistered" and "restricted" shares of our common stock. We also agreed to issue to five of the LDVL stockholders warrants to purchase a total of 51,783 "unregistered" and "restricted" shares of our common stock at a purchase price of $8.00, and to fund LDVL up to $1,300,000, with $500,000 of this amount payable upon closing of the Agreement.

          Some of LDVL's stockholders exercised dissenter's rights. As a result, we paid $294,000 for these dissenting stockholders' shares.

          On January 15, 2001, which is subsequent to the period covered by this Report, our Board of Directors elected Paul Ferandell, Bruce Caldwell, and Richard Schmidt to serve on the Board. The Board also formed an Audit Committee consisting of John Jordan and Bruce Caldwell, and a Compensation Committee consisting of Paul Ferandell, John Jordan and Richard Schmidt.

          In March, 2001, which is also subsequent to the period covered by this Report, the Company decided to discontinue LDVL's operations, due to LDVL's significant losses.

Business.
---------

          Cybertel Communications Corp. is a provider of long distance voice and data telecommunications services. We use the network switching and transport facilities of Tier I long distance providers such as MCI/WorldCom; Level 3 Communications; and Bell Atlantic Network Services, Inc., to provide a broad array of integrated long distance telecommunications services such as long distance, calling cards, paging and wireless communications seamlessly and reliably.

Principal Products and Services.
--------------------------------

         Long Distance Service.
         ----------------------

          Cybertel is currently offering "1 plus" and "800" long distance service to residential and business customers. Cybertel's cost to carry traffic ranges from $.042 down to $.02. These rates are a combination of traffic carried by other carriers and traffic carried on Cybertel's network. Management believes it will be successful as a provider of these basic services because of the volume discounts it has been able to negotiate with underlying carriers and its ability to direct customer call traffic over the transmission networks of more than one carrier. We have negotiated pricing ranging from $0.049 to $0.056 per minute for switchless services, and ranging from $0.041 to $0.044 with guarantees to the carriers of certain minimum monthly volume. If we do not meet these minimum volumes, we will still be responsible for paying for them. As we expand our network of switching facilities, we will be better able to choose among the transmission networks of different carriers to take advantage of the most favorable rates.

          We negotiate with each carrier for the best rates we can get. Volume and "ramp up" periods affect our costs. If we are able to project substantial volumes in the mid-term future, underlying carriers are willing to negotiate a better rate. We have no way to gauge what underlying carriers charge to others, as that is not public information. However, management knows that Cybertel's charges to its customers are very competitive. As an example, a customer using 200 minutes per month and subscribing to AT&T's 7 cent per minute plan would pay $18.95 when AT&T's $4.95 monthly recurring charge is added. A Cybertel customer using the same 200 minutes would pay $13.00 at our
6.9 cent per minute rate.

          Initially, we will charge our customers on the basis of minutes or partial minutes of usage. Our rates may vary with the distance, duration, time of day of the call and the type of call. The facilities selected for call transmission do not affect our rates, but the type of call does.

          Cybertel is currently offering a mix of other products including an all you can call service priced for residential use at $99.95. This product is currently being carried on another carriers network. Cybertel is also offering programs on its own switch of $25 for 500 minutes and $50 for 1000 minutes per month.

          We have outsourced our billing to a company called P3 Millenia. P3 Millenia's bills are a function of the number of bills mailed per month. We pay approximately $2,000 per month for this service.

          In the near future, we hope to provide our customers a flat rate long distance calling service throughout the United States. We bill in six-second increments.

          Debit and Prepaid Calling Cards.
          --------------------------------

          We offer travel and debit cards with low long distance rates. We charge either per unit fees or bill subscriber monthly. Our cards work the same as other calling cards. The absences of transaction fees per call as well as lower per minute charges make these cards extremely attractive. Prepaid calling cards also limit the user's liability for lost, stolen or abused cards, since the minutes are preset and added to each card in limited amounts at the subscriber's direction. We began receiving revenues from these cards in August, 1999.

          Pware and Hewlett Packard sales.
          --------------------------------

          Our wholly-owned subsidiary, Telenomics, and its authorized resellers manufacture and distribute PWARE software products that are designed to reside on Hewlett Packard servers in an open environment. This allows easy interface to existing modules on the server, such as financial, human resources and other applications. PWARE is also designed to reduce dependency on software vendors and to replace the stand alone PC call accounting system sold through telephone vendors. PWARE is a multi-user system with both an unlimited terminals-based server and a per-seat MS Windows Client Server based front end.

          Telenomics is also a Hewlett Packard Channel Partner, providing telephone accounting and management software solutions on HP servers since 1983. In addition, it is a Hewlett Packard equipment reseller of the HP/9000, HP/3000 and HP workstations through a national authorized reseller license with Hewlett Packard with a "best in class" status.

Distribution Methods of the Products or Services.
-------------------------------------------------

          Affinity Groups.
          ----------------

          Cybertel is expanding the reseller concept of transporting data through a facilities-based carrier that bills and collects from the end-user customers. We do this by targeting our products to specific niche markets. We market to large associations whose members form a loyal base and are loyal to their organization and wish to support it financially. We offer these associations discounted long distance services at wholesale prices. Part of the long distance charges go to the subscribers' organization when they pay their monthly bills. We solicit the long distance services through the subscriber's organization.

          We believe that our strategy will let us introduce and sell our services to many more users than we could contact directly or get through advertising. The sponsoring group has a vested interest in obtaining all telecommunications business from its affiliated members because it stands to gain substantial commissions once the group's calls reach certain volume levels. Our strategy also applies to fund raisers and promotional events, and personalized prepaid calling cards provide an excellent promotion for the sponsoring entity.

          Management hopes to increase market share in each market segment of our business through a combination of direct sales efforts targeted to corporate and individual clients and through acquisition of competitive firms in our industry. We will use public relations tactics to conserve resources and to increase our credibility and visibility. These tactics will include editorial coverage in industry-specific media and general interest publications.

          Other marketing opportunities include:

               industry trade shows;

               membership in professional and business organizations;

               cross promotional events;

               direct mail and lead-generated promotional literature;

               direct sales; and

               in-house telemarketing.

          Cybertel has opened a telemarketing/customer service center in Vista, Caifornia. We employ approximately 20 telemarketers/customer service representatives at that center. We emphasize quality service at a low price and superior customer service. We train our customer service representatives to be courteous and helpful. Our representatives can access a customer's account instantaneously and bring up the type of information that will help them solve the customer's problem.

          To date, we have marketed our products primarily through Affinity Groups. We intend to finance its marketing activities in the short term through equity financing, and in the long term through cash flow.

          Internet Protocol Network.
          --------------------------

          Cybertel is building a telecommunications network in the United States. We plan to build local networks in 56 cities. The networks will connect with a national long distance network. We will focus primarily on the residential market in order to complement our Affinity Group marketing programs. The Internet Protocol ("IP") based network will provide a full range of communications services including long distance and data transmission as well as other enhanced services to the domestic and international markets. Additionally, we do offer a range of Internet access services at varying capacity levels such as 56 kilobits per second or 1.5 megabits per second. We will offer different features and security levels to meet the needs of our residential and business customers. In June, 1999, we established our first IP Gateway in San Diego, California. The IP Gateway digitizes a communications signal and transports it over the internet.

          We believe that the shift toward IP-based networks is as important as the shift from the telegraph to the telephone and from mainframe to personal computers. The move toward IP-based networks is a move from traditional "circuit switched" networks that were designed primarily for voice communications, and which have existed form almost a century, to newer "packet switched" networks using IP. The new technology makes it possible to move information at a much lower cost, because packet switching technology makes more efficient use of network capacity.

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

          By contrast, the basic design of the telephone network has not changed for more than 100 years. The telephone system is a circuit-switched network. This technology dedicates a circuit for the entire duration of the transmission.

          In an IP network there is no single, unbroken connection between sender and receiver. When information is sent, it is broken into small packets that share lines with other transmissions, over many different routes at the same time, which are then reassembled at the receiving end. As a result, the internet is much more efficient than the present circuit-switched network. A call on a circuit-switched network is like a single car taking up an entire stretch of freeway by itself, while an IP network can fill all lanes of the freeway with hundreds of vehicles, all destined for different exits.

          Major communications carriers would like to add IP-based switching technology to portions of their networks, but because of the immense investment that these companies have already made in their existing networks, they continue to retain extensive networks based on the older and less efficient circuit switching technology. Cybertel believes it is well positioned for the fundamental shift to the new technology because we have no investment in, or commitment to, the older technology. We plan to design the network to be upgradeable, so that it can evolve as the technology evolves.

          In March, 1999, we signed a service agreement with General Telecom, Inc., a Massachusetts corporation. The agreement allowed us to use General Telecom's telecommunications equipment for a one-year term, renewable for five additional one-year periods. We terminated this agreement in December of 2000.

          We executed an agreement with Level 3 Communications on March 12, 1999. Under the agreement, Level 3 agreed to allow us to "co-locate" our internet access equipment and switches in Level 3's switching centers in all 50 states and to use Level 3's state of the art fiber optic network. This allows us to place our telecommunications equipment in Level 3's co-location cabinets and to send voice and data traffic over the Internet without having to build a fiber optic network of our own. This saves us money. The agreement with Level 3 is for a term of three years. We pay a flat rate of $2,800 per month.

          On October 1, 1999, Cybertel and WorldCom Network Services, Inc., a Delaware corporation, entered into a Telecommunications Services Agreement under which WorldCom agreed to provide certain telecommunications services for us to resell. These services included:

               switched domestic and international outbound long distance telephone service;

               switched toll-free service;

               calling cards; and

               dedicated outbound and toll-free service.

          The per-minute rates for these services vary by geographic area and are set forth in Amendment No. 1 to the Telecommunications Services Agreement. We pay our charges within 30 days of the date of invoice. A late charge of 1-1/2% (or the maximum legal rate, if less) applies to any unpaid balance.

          We have also entered into a contract with Bell Atlantic Corporation. The contract gives us the right to terminate IP long distance and data traffic on Bell Atlantic's network. This will allow us to deliver IP telephony calls originating outside of Bell Atlantic's region through the Public Service Telephone Network 24 hours per day, seven days per week, on Bell Atlantic's Termination Gateways. The agreement also allows us to sell wholesale termination on Bell Atlantic's lines to third parties and will make it possible for us to deliver calls from anywhere in the world to the Northeast Corridor of the United States via Bell Atlantic's IP telephony network. We pay all charges within 30 days of Bell Atlantic's invoice, with interest at a rate of 1.25% per month on all overdue balances. Bell Atlantic also reserves the right to terminate service, upon seven days' notice, if we become more than 30 days delinquent in our account.

          Under our agreement with Bell Atlantic, we pay Bell Atlantic a rate based on the number of minutes that Bell Atlantic's Termination Gateways are being used, with a minimum monthly payment of $4,800. The term of the agreement is one year, with automatic yearly renewals until either party gives the other notice of non-renewal at least 90 days before the expiration of the current term.

          On June 2, 2000, we signed a Carrier Services Agreement with Qwest Communications Corporation to provide additional carrier services. Under the Agreement, we agreed to commit to a revenue volume of $325,000 per month over a term of two years. If we do not meet the minimum volume, we must pay the difference between the minimum volume commitment and the actual revenue amount. By the end of the 12th month of the Agreement, we must have satisfied 30% of the revenue commitment, and by the end of the 24th month, we must have satisfied 100% of the commitment.

          Acquisition Strategy.
          ---------------------

          Cybertel wants to become a one-stop service provider for a variety of services. Management believes Cybertel can do this through an acquisition strategy that:

               enhances our sales force capability;

               broadens our service offerings; and

               increases our customer base and revenue.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          On July 7, 1999, we publicly announced our contract with Bell
Atlantic.

Competitive Business Conditions.
--------------------------------

          The communications and information services industry is highly competitive. Many of our existing and potential competitors have financial, personnel, marketing, customer bases and other resources significantly greater than ours.

          We face significant competition within the telecommunications industry. Our principal competitors include Level 3, IDT, Delta 3 and USA Talks. The first three competitors are national and the last is regional. All of these entities have much greater financial, sales and marketing, personnel and other resources than we do. As a result, they may be able to grow faster and more profitably. We believe that consolidation in the telecommunications industry will increase competition.

          The marketing and pricing activities of major competitors such as AT&T, MCI/WorldComm and Sprint significantly influence the industry. We believe that AT&T, MCI/WorldCom and Sprint historically have chosen not to concentrate their direct sales efforts on small and medium sized businesses, but these carriers still control about 85% of that market. AT&T, MCI/WorldCom and Sprint have also introduced new service and pricing options that are attractive to smaller commercial users, and they may market to these customers more aggressively in the future. AT&T and, as an interim measure, the structurally separate interexchange affiliates of the seven regional Bell operating companies ("RBOCs") have recently been reclassified as non dominant carriers. They can now meet competition by modifying rates and service offerings without pricing constraints or extended waiting periods. These reclassifications may make it more difficult for us to compete for long distance customers. In addition, many large regional long distance carriers and new entrants in the industry compete directly with us by concentrating their marketing and direct sales efforts on small to medium sized commercial users. These activities include national advertising campaigns and telemarketing programs.

          The suppliers with whom we will contract for call transmission may also be our competitors. Both the interexchange carriers and local exchange carriers that will be providing transmission services for us have access to information about our customers for whom they provide the actual call transmission. Interexchange carriers, or "IXCs," are telecommunications companies that provide interstate or intrastate telecommunications services between local exchanges. Local exchange carriers, or "LECs,"are telecommunications companies that provide telecommunications services in a geographic area in which calls generally are transmitted without toll charges. Because these IXCs and LECs are potential competitors of ours, they could use information about our customers, such as their calling volume and patterns of use, to their advantage. The Telecommunications Act, which became law in 1996, has strengthened the rules which govern the privacy of customer proprietary information by expressly prohibiting telecommunications carriers which receive this information from resale carriers for purposes of providing telecommunications services to those resale carriers from using it for their own marketing purposes.

          In addition, our success will depend on our ability to continue to buy transmission services and access from these carriers at a significant discount below the rates that they make available to our targeted customers.

          Regulatory trends have had, and may continue to have, a significant impact on competition in the telecommunications industry. As a result of the Telecommunications Act, the RBOCs can now provide, and are providing or have announced their intention to provide, long distance service originating (or in the case of "800" service, terminating) outside their local service areas or offered with other services, such as wireless services. Following application to and upon a finding by the Federal Communications Commission that an RBOC faces facilities-based competition and has satisfied a congressionally mandated "competitive checklist" of interconnection and access obligations, an RBOC can provide long distance service within its local service area. The entry of these well-capitalized and well-known entities into the long distance service market could significantly change the competitive environment in which we operate.

          The Telecommunications Act also removes all legal barriers to entry into the local telecommunications market. It directs incumbent local exchange carriers to:

               allow competing telecommunications service providers to interconnect their facilities with the local exchange network;

               acquire network components on an unbundled basis; and

               resell local telecommunications services.

          Incumbent local exchange carriers, or "ILECs," are companies historically providing local telephone service. The Telecommunications Act also seeks to facilitate local telecommunications competition by requiring ILECs, among other things, to allow end users to retain their telephone numbers when changing service providers and to place short-haul toll calls without dialing long access codes. In response to these regulatory changes, MCI/WorldCom and AT&T have each announced their intention to enter the local telecommunication market. MCI/WorldCom has announced that it will invest more than $2 billion in fiber optic rings and local switching equipment in major metropolitan markets throughout the United States. AT&T has announced that it filed applications in all 50 states to provide local telecommunications services.

          Even though the Telecommunications Act opens new markets to Cybertel, the nature and value of these business opportunities will partly depend on subsequent regulatory interpretation of the statute's requirements. The FCC has promulgated rules implementing the local competition provisions of the Telecommunications Act. Each state must now individually adopt regulations applying the new national guidelines. We expect that ILECs will actively resist competitive entry into the local telecommunications market and will try to undermine the operations and the service offerings of competitive providers. This would leave carriers such as Cybertel, which are dependent on ILECs for network services, vulnerable to anti-competitive abuses. We can not assure you that federal and state regulators will implement and enforce the local competition provisions of the Telecommunications Act in a way that will permit us to compete in the local telecommunications market or that subsequent legislative or judicial actions will not hurt our ability to do so.

          In addition, federal and state regulators are likely to provide ILECs with increased pricing flexibility for their services as competition in the local market increases. If regulators allow ILECs to lower their rates substantially, provide excessive volume and term discount pricing, charge excessive fees for network interconnection or access to unbundled network elements, or refuse resale services at wholesale rates, we could lose our ability to competitively provide local service.

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

Effect of Existing or Probable Governmental Regulations on
Business.
---------

Regulatory Background
---------------------

          Today's domestic long distance telecommunications industry was principally shaped by a 1984 court decree that:

               required ATT&T to divest itself of its 22 Bell operating companies, or "BOCs";

               organized the BOCs under seven regional Bell operating companies, or "RBOCs"; and

               divided the country into some 200 Local Access Transport Areas, or "LATAs."

          The decree gave the ILECs, which include the seven RBOCs as well as independent local exchange carriers, the right to provide local telephone service, local access service to long distance carriers and intra-LATA long distance service. However, the decree prohibited the RBOCs from providing inter-LATA service. The decree gave AT&T and the other interexchange carriers the right to provide inter-LATA service. IXCs were prohibited from providing local telephone service.

          A typical inter-LATA long distance telephone call begins with the local exchange carrier, or "LEC," transmitting the call through its local network to a connection point with an IXC. The IXC, through its switching and transmission network, transmits the call to the LEC serving the area where the recipient of the call is located. The receiving LEC then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee. The IXC also charges a fee for its transmission of the call. A portion of the fee consists of a terminating fee, which is passed on to the LEC which delivers the call. To encourage the development of competition in the long distance market, the decree required LECs to provide all IXCs with access to local exchange services "equal in type, quality and price" to that provided to AT&T. The goal of these "equal access" and related provisions was to prevent preferential treatment of AT&T. As a result of the decree, customers of all long distance companies were eventually allowed to initiate their calls through simple "1 plus" dialing, rather than having to dial longer access or identification numbers and codes.

          The Telecommunications Act will significantly alter the
telecommunications industry.   The decree has been lifted and the
Telecommunications Act has eliminated all restrictions and obligations associated with it. The seven RBOCs may now provide long distance service originating (or in the case of "800" service, terminating) outside their local service areas or offered with other services, including wireless services. Following application to the FCC, and upon a finding by the FCC that an RBOC faces facilities based competition and has satisfied a congressionally mandated "competitive checklist" of interconnection and access obligations, an RBOC will be permitted to provide long distance service within its local service area. However, in so doing, it will face a variety of structural and nonstructural safeguards intended to minimize abuse of its market power in these local service areas.

          Having opened the interexchange market to RBOC entry, the Telecommunications Act also removes all legal barriers to competitive entry by interexchange and other carriers into the local telecommunications market and directs RBOCs to allow competing telecommunications service providers such as Cybertel to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis, and to resell local telecommunications services. In addition, the Telecommunications Act prevents IXCs that serve more than five percent of pre-subscribed access lines in the U.S. from jointly marketing their local and long distance services until the RBOCs have been permitted to enter the long distance market or for three years, whichever is sooner. This gives all other long distance providers a competitive advantage over the larger long distance providers in the newly opened local telecommunications market. As a result of the Telecommunications Act, long distance carriers will face significant new competition in the long distance telecommunications market, but will also have significant new business opportunities in the local telecommunications market.

          Legislative, judicial and technological factors have helped to create the foundation for smaller long distance providers to emerge as legitimate alternatives to AT&T, MCI/WorldCom and Sprint for long distance telecommunication services. The FCC has required that all IXCs allow the resale of their services, and the decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks. This has resulted in significant excess transmission capacity for voice and data communications. Cybertel believes that, as a result of digital fiber optic technology, excess capacity has been, and will continue to be, an important factor in long distance telecommunications. As a consequence, not only have smaller long distance service providers received legal protection to compete with the network based carriers, they also represent a source of traffic to carriers with excess capacity. Resellers have now become an integral part of the long distance telecommunications industry.

          Federal
          -------

          The FCC classifies Cybertel as a non-dominant carrier. As a result, we are subject to relaxed regulation. Historically, the FCC has either excused or presumed non-dominant carriers' compliance with many of the statutory requirements and regulations to which dominant carriers are subject. These include most reporting, accounting and record keeping obligations. However, the FCC imposes many of these requirements on non-dominant carriers whose annual operating revenues exceed $100 million. The FCC retains the jurisdiction to impose fines or other penalties on, or to act upon complaints against, any common carrier, including non-dominant carriers, for failure to comply with its statutory or regulatory obligations. The FCC also has the authority to impose more stringent regulatory requirements on Cybertel and to change its regulatory classification. In the current regulatory atmosphere, however, we believe that the FCC is unlikely to do so.

          Non-dominant carriers also face miscellaneous regulations that, for instance, dictate the materials required to document and the procedures necessary to verify a consumer's election to change its preferred long distance telephone provider, mandate disclosure of rate and other data associated with the provision of operator services and require contribution to a variety of FCC-mandated funds and payment of various regulatory and other fees. The FCC and the states have generally increased enforcement of these regulations, particularly with respect to those that govern the verification of consumer elections to change long distance service providers.

          Among domestic carriers, only the ILECs are classified as dominant carriers, although ILECs currently would only be classified as dominant in their provision of long distance telecommunications services if they were to provide such services other than through structurally separate affiliates. As a consequence, the FCC regulates many of their rates, charges and services to a greater degree than Cybertel's, although the FCC is currently evaluating proposals to streamline and otherwise relax its regulation. The structurally separate inter-exchange affiliates of the RBOCs have recently been reclassified as non-dominant carriers and, accordingly, have the same flexibility as Cybertel in meeting competition by modifying rates and service offerings without pricing constraints or extended waiting periods. We can not gauge the impact on us of the reclassification of AT&T and the RBOC interchange affiliates as non-dominant carriers, but it could make it more difficult for us to compete for long distance customers.

          With the passage of the Telecommunications Act, the RBOCs are now free to offer local service outside their respective local telephone service areas as well as local service bundled with wireless, enhanced and other ancillary services. Following application to and upon a finding by the FCC that an RBOC faces facilities-based competition and has satisfied a congressionally mandated "competitive checklist" of interconnection and access obligations, the RBOC will be permitted to provide long distance service within its local service area. In so doing, it will face a variety of structural and nonstructural safeguards intended to minimize abuse of its market power in these local service areas. As a result of the removal of the legal barriers to competitive entry into the local market, long distance carriers like Cybertel will be allowed to compete with the RBOCs in the provision of local service. It is impossible to predict the impact of RBOC entry into the long distance telecommunications market on our business and prospects, but it could make it more difficult for us to compete for long distance customers.

          We have all necessary authority to provide domestic interstate telecommunications services under current laws and regulations. The FCC has granted us authority to provide international telecommunications services through the resale of switched services of U.S. facilities-based carriers. The FCC reserves the right to condition, modify or revoke this international authority for violations of federal law or rules. It also reserves the right to approve assignments and transfers of control of this authority.

          Both domestic and international non-dominant carriers must maintain tariffs on file with the FCC. Although the FCC has the authority to review the tariffs of non-dominant carriers, and the rates and charges they specify, they are presumed to be lawful and are seldom contested. As a domestic non-dominant carrier, we are permitted to make tariff filings on a single day's notice and without cost support to justify specific rates. As an international non-dominant carrier, we have always been required to include, and have included, detailed rate schedules in our international tariffs. As a result of recent FCC action, we may now make tariff filings on a single day's notice.

          Prior to a 1995 court decision, Southwestern Bell v. FCC, 43 F.3rd 1515 (D.C.Cir. 1995), the FCC permitted domestic non-dominant carriers to charge a "reasonable range of rates" instead of the detailed schedules of individual charges required of dominant carriers. In reliance on the FCC's past practice of allowing relaxed tariff filing requirements for non-dominant domestic carriers, Cybertel and most of its competitors did not maintain detailed rate schedules for domestic offerings in their tariffs. Until the two year statute of limitation expires, we could be held liable for damages for our failure to do so, although we believe that such an outcome is highly unlikely and would not hurt our operations.

          To date, the FCC has exercised its regulatory authority to set rates only with respect to the rates of dominant carriers, and it has increasingly relaxed its control in this area. The FCC does not regulate our rates or those of any other long distance telecommunications provider, including AT&T, although it would regulate the rates charged by any ILEC that elected to provide interexchange services other than through a structurally separate affiliate. While the FCC continues to cap the prices that determine interstate calls, it has allowed the ILECs some geographically restricted pricing flexibility when they face competition in a given market.

          The FCC plans to start a comprehensive review of its access charge structure, evaluating embedded costs and subsidies that produce current access charge levels. It is currently conducting a rulemaking procedure to implement the universal service provisions of the Telecommunications Act and will be determining in that proceeding the contributions that telecommunications companies such as Cybertel will be required to make to support universal service. The FCC also has completed a rulemaking proceeding to implement the local competition provisions of the Telecommunications Act. In that proceeding, the FCC has set forth comprehensive national rules and guidelines for states and local competitors to follow. Among other things, the guidelines govern the interconnection obligations among telecommunications carriers, including interconnection with the local exchange network, and access to a minimum set of unbundled network elements, as required by the Telecommunications Act. The FCC also has established pricing methodologies for both the FCC and the states to follow in implementing the Telecommunications Act's requirement that interconnection and access to unbundled network elements be made available by ILECs at cost-based rates with a reasonable profit.

          The FCC has tried to respond to the Telecommunications Act's goal of increased competition through its so-called "trilogy" of access charge reform, universal service and local competition proceedings. The FCC does not expect this framework to be complete until state public service commissions complete their own efforts to implement the Telecommunications Act's provisions. Until the FCC's "trilogy" of proceedings is completed, and until these state actions are taken, we will not be able to judge the final impact of the FCC's arrangements on our operations.

          The Telecommunications Act grants the FCC authority to forbear from applying any statutory requirement or regulation to classes of carriers or services if it determines that it would be unnecessary and contrary to the public interest. Using this authority, the FCC has already reduced, and has proposed further reductions in, its regulation of non dominant IXCs such as Cybertel. It has also proposed "mandatory de-tariffing" for the domestic offerings of non-dominant IXCs. This proposed rule, if adopted, would not only relieve us of our obligation to file tariffs for our domestic interexchange offerings, but would prohibit all non-dominant IXCs, including AT&T, Sprint and MCI/WorldComm, from filing such tariffs. We can not presently estimate the impact on us of mandatory de-tariffing. However, such an action would make it more difficult for the FCC to enforce its resale and nondiscrimination requirements.

State
-----

          Our intrastate long distance telecommunications operations are also subject to various state laws and regulations, including initial certification, registration and notification, and various tariffing and reporting requirements. We are certified in 42 states and are going through the certification process in the remaining eight states. We intend to continuously monitor regulatory developments in all 50 states and intend to
obtain licenses wherever feasible.   Once we become certified, we will have to
file an annual statement with each state's Public Utilities Commission.

Research and Development.
-------------------------

         Other than developing and expanding its telecommunications network, Cybertel does not intend to undertake any research and development activities. We have incurred research and development expenses of $208,271 and $145,848 for the periods ended December 31, 2000 and 1999.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

         None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture that we view as an attractive acquisition, reorganization or merger candidate. These factors may limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

         We have 28 full-time employees and two part-time employees.

Item 2.  Description of Property.
         ------------------------

          We lease our principal executive offices, which are located at 4320 La Jolla Village Drive, Suite 205, San Diego, California. These offices consist of approximately 3698 square feet of office space. We pay $8,000 per month in rent. The lease began on March 1, 2000, and will expire on December 31, 2001.

         In September, 2000, we began leasing a 4000 square foot telemarketing/customer service center in Vista, California. We pay $3801 per month under our lease, which expires February 28, 2003.

        Our wholly-owned subsidiary, Telenomics, leases approximately 3,000 square feet of office space in Temecula, California for $3,801 per month. The lease expires January 31, 2003.

Item 3.  Legal Proceedings.
         ------------------

        Except as indicated below, we are not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be an "affiliate" of Cybertel or owner of record or beneficially of more than five percent of its common stock is a party adverse to Cybertel or has a material interest adverse to Cybertel in any proceeding.

          In March, 2000, Eurotrade Financial, Inc., filed a petition against Cybertel in the District Court of the 80th Judicial District Court of Harris County, Texas. The petition alleged that Cybertel breached an agreement under which Eurotrade agreed to assist us in obtaining financing for our IP Gateways, and sought the following relief:

          100,000 "unregistered" and "restricted" shares of our common stock;

          the sum of $27,500 in fees and costs that Eurotrade alleged that it earned under the agreement;

          exemplary damages in the amount of $1,000,000;

          attorney's fees and costs; and

          pre-judgment and post-judgment interest at the highest legal rate.

          The case was removed to the U.S. District Court for the Southern District of Texas on December 12, 2000, and is currently in the discovery phase.

 Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years. The Company filed a Preliminary Proxy Statement on November 29, 2000, which was subsequently withdrawn with an 8-K Current Report dated November 30, 2000, and filed with the Securities and Exchange Commission on December 4, 2000.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          Quotation of the Company's common stock on the OTC Bulletin Board of the NASD commenced on August 3, 1998; no assurance can be given that any established market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Information about the date when current holders' holding period of "restricted securities" commenced can be found under the caption "Recent Sales of Unregistered Securities," Item 10 of the Company's Registration Statement on Form 10-SB, as amended. A minimum holding period of one year is required for resales under Rule
144, along with other pertinent provisions, including publicly available information concerning the Company (this requirement will be satisfied by the filing of this Report and the continued timely filing by the Company of all future reports required to be filed by it with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144).

          The following quotations were provided by Pink Sheets, LLC, formerly known as the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---

August 3, 1998                        2.125                 1.375
(first available date)to
September 30, 1998

December 31, 1998                     2                     1.01

March 31, 1999                        8.375                 1.65625

June 30, 1999                         6.1875                3.875

September 30, 1999                    6.4375                3.375

December 31, 1999                     7.50                  3.125

March 31, 2000                       20.125                 5

June 30, 2000                        10.875                 6

September 30, 2000                    6                     3

December 31, 2000                     4.4375                0.8125


Holders
-------

         The number of record holders of the Company's securities as of the date of this Report is approximately 363.

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

Recent Sales of Unregistered Securities.
----------------------------------------

         The following table reflects the sales of our unregistered securities from inception during the past three years:


     Common Stock
     ------------
                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------

Equity Advisors
International        6/12/98                187,500         Services
                                                            valued at
                                                            $375,000

Four consultants     8/17/98                133,000         Services
                                                            valued at
                                                            $266,000

Jimmy Villalobos     8/17/98                  3,000         $      750

Daniel J. Sevier     8/17/98                  4,000         $    1,000

Five consultants     8/21/98                 36,800         Services
                                                            valued at
                                                            $73,600

Southwest Products  12/23/98                 25,000         $   50,000

Southwest Products   1/21/99                 10,000         $   20,000

Three consultants     2/2/99                 12,000         Services
                                                            valued at
                                                            $24,000
National Capital
Merc.                2/19/99                 16,000         $   40,800

National Capital
Merc.                3/25/99                 20,000         $  110,000

Rufus Young, Jr.     3/26/99                  3,300         Services
                                                            valued at
                                                            $16,500

Jeffery Rush         4/20/99                 10,000         Services
                                                            valued at
                                                            $20,000

Telebil              4/20/99                100,000         Services
                                                            valued at
                                                            $200,000

26 consultants       5/27/99                 97,400         Services
                                                            valued at
                                                            $194,800

Holders of warrants
issued under Rule
504 offering           (1)                  375,000         $  737,100

Eight consultants      (2)                  Warrants to     Services
                                            purchase        valued at
                                            195,077         $390,154
                                            shares

Five consultants       7/27/99              46,100          Services
                                                            valued at
                                                            $230,500

Two consultants        8/12/99              58,000          Services
                                                            valued at
                                                            $290,000

Note holders          11/19/99              75,000          (3)

Capital Growth        11/19/99              50,000          (4)
Resources

Merger Communications 12/15/99              15,000          Services
                                                            valued at
                                                            $75,000 (5)

Atlas Securities      12/22/99             100,000          $  250,000

T.J. Knowles          12/27/99             100,000          Like Dat Music
                                                            acquisition

Telenomics            12/28/99             600,000          Telenomics
stockholders                                                acquisition

James Boston           2/14/00               7,500          $   15,000

George Boston          2/14/00               1,500          $    3,000

Two Consultants        2/14/00              11,934          Investment
                                                            advisory services
                                                            valued at $71,603

Private placement      3/31/00             133,333          $  800,000
investors

James Boring           4/18/00               5,000          Services valued at
                                                            $30,000

Private placement      5/11/00             229,633          $1,377,800
investors

Two consultants        5/24/00              16,000          Legal services
                                                            valued at $96,000

Bruce G. Caldwell       6/9/00             106,250          $   26,562.50

LDVL stockolders       6/13/00             700,000          LDVL
                                                            acquisition (6)

Five LDVL              6/13/00             Warrants to      LDVL
stockholders                               purchase         acquisition (6)
                                           51,783 shares

Private placement      7/17/00              48,048          $288,288
investors

Three investment       8/29/00               5,100          Investment
advisors                                                    advisory services
                                                            valued at $25,500

Capital Growth          9/7/00              44,462          Exercise of
                                                            warrants at
                                                            $444.62

HDC                    9/13/00                 167          Advisory services
                                                            valued at $835

Private placement     11/13/00              26,333          $157,998
investors

Capital Growth        11/13/00               2,965          Exercise of
stockholders                                                warrants at $29.65

Three investment       2/12/01             152,000          Investment
advisors                                                    advisory services
                                                            valued at $152,000

          (1) The warrant holders exercised these warrants over a period of time ranging from approximately February 19, 1999, to February
              28, 1999.

          (2) We issued these warrants from June, 1997 to February, 1998.
              They expired on or about March 10, 1999.

          (3) We issued these shares to the holders of the notes on our $500,000 bridge loan as partial consideration for such loan.

          (4) We issued these shares as a placement fee in connection with our $500,000 bridge loan.

          (5) We have not yet formally issued these shares, but Merger
              Communications has earned them. All calculations herein take into account the issuance of these shares.

          (6) We executed an Agreement and Plan of Reorganization with LDVL on June 13, 2000. See the caption "Business Development" of this
              Report.


         Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information about Cybertel prior to the offer, sale or issuance of these "restricted securities." We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), pursuant to Section 4(2) (with respect to all issuances other than issuances as part our offerings under Rule 504) or 3(b) thereof (with respect to the issuances under the Rule 504 offerings).

          We have taken the following factors into account in determining the valuations of these shares: (i) the fact that the shares are "restricted" (with the exception of the shares issued under Rule 504 of the Securities and Exchange Commission); (ii) the limited market for our common stock on the OTC Bulletin Board of the NASD; (iii) the historically low book value per share; and (iv) our history of limited revenues.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operations.
-------------------

         Cybertel began actively marketing in April, 1999. During the calendar year ended December 31, 2000, the Company produced revenues of $1,833,965, with net loss available to common stockholders of $5,043,448. We expect to produce approximately $12,500,000 in revenues in the calendar year ended December 31, 2001. Subject to receipt of sufficient funding, in the next 12 months, we intend to employ 56 IP Gateways throughout the United States in order to transport long-haul Voice Over the Internet traffic, both domestically and internationally. Voice Over the Internet, or "VOIP," is long distance voice traffic transported as digital electronic data packets over the internet. Our financing requirements in this regard are discussed under the heading "Liquidity," below.

          As discussed under the heading "Internet Protocol Network," our agreements with Bell Atlantic, Qwest and Intermedia and Level 3 Communications allow us to collocate our Gateway equipment and terminate traffic in areas that we have not or do not intend to locate Gateways. We have very actively begun to employ our affinity group marketing strategy and have added three new affinity groups: Association of Naval Aviation; Changewave.com; and the Federation of Public and Private Employees. Management expects that our marketing efforts will be financed through our fundraising efforts.

          We have also contracted with the Tailhook Association; Miles Ahead Ministries; and the Marine Corps Reserve Officers Association. Each affinity group agreement requires the affinity group to forward a marketing piece to its members. The marketing pieces will recommend a telecommunications plan to the members. These plans will include long distance, toll free service, paging, cellular service, internet access, pre-paid and regular calling cards and other telecommunications services. We will provide each group with a billing summary of all participants' accounts each month and will pay each group a percentage of each participant's net telephone bill. The contracts will be in place for periods of time ranging from 12 months to 36 months, with each group having an option to renew for an additional term.

          We also intend to build a captive agent network to conduct direct marketing and supplement our affinity group marketing programs. We have begun our telemarketing efforts, through which we contact members of the Marine Corps Reserve Officers Association and the Tailhook Association.

          Management is also seeking viable acquisition candidates. We intend to make acquisitions that will allow us to offer value-added services and products to our customer base. We may not be successful in locating or acquiring any suitable candidate. Even if we are successful in this regard, we can not assure you that any acquisition will be profitable.

          We base our projections on the following assumptions and limitations.

          Our business plan details a stair-step process under which we will lease telecommunications services that can be marketed directly to our primary affinity groups. The combined membership of contracted affinity groups is 200,000 members. Our acceptance rate is about 38% for the "1 plus" service.

          We are currently in contract discussions with three more affinity groups. We believe this population and our current acceptance rate should provide the revenues detailed in the projections, although we can not make any guarantees.

         For the 2001 fiscal year, management projects revenues from our affinity group program to be $7,500,000 and flat rate services to be $3,000,000.

          In arriving at its revenue projections for its affinity groups program, Cybertel assumes that on average each residential customer will use approximately 200 minutes per month at a cost to the customer of approximately $0.069 per minute. We also assume that the number of residential customers will increase from approximately 3,000 in December, 2000, to approximately 60,000 "1 plus" customers by December, 2001.

          The cost of goods sold currently reflects the cost of a leased network through which we can transmit customer calls. The cost of goods reflects the use of the telephone lines, billing and collections and customer service. The rate used in the projections to reflect these costs is $0.45. To control costs, we have entered into subcontract arrangements to facilitate billing and collections and customer service.

          Cybertel placed in service its own Internet Protocol Network in October 2000 and terminated 1,300,000 minutes in December of 2000. This business is the flat rate business servicing 500 customers in December of 2000.

          The projection reflects a modest decrease in the cost of goods sold when the network is operational. We believe that the cost reduction will be more substantial, but are reflecting a modest reduction to be conservative.

          We believe that our selling, general and administrative costs will be reduced through the subcontracting of significant services such as billing and collections and customer service. The maintenance of our Internet Protocol Network and the marketing to and maintenance of affinity group relationships will be our largest costs.

          The telecommunication industry is highly competitive and requires abundant capital. We built our own IP Network so that we can control our prices. To build this network, we have sought out internet-compatible technology.

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the following factors:

               Cybertel's business operations have yet to generate a profit.

               Our present gross monthly consolidated revenues are approximately $150,000 per month, and are insufficient to cover monthly general and administrative expenses of approximately $200,000. The cost of leased telephone lines is in addition to general and administrative expenses.

               Sales of "restricted securities" by persons who will have satisfied the required holding period for resale under Rule 144 of the Securities and Exchange Commission in the very near future will substantially increase the number of shares available in the "public float," and to the extent any recent price increases in the trading market for shares of Cybertel's common stock was the result of a greater demand over the supply, these additional shares will have an adverse effect on the trading market for our common stock on the OTC Bulletin Board. Also, the filing of Notices on Form 144 can have the effect of a "cap" on the market, until the shares covered thereby are sold. See the caption "Market for Common Equity and Related Stockholder Matters" of this Report.

               The initial planned 10 IP Gateways of our Internet Protocol Network, estimated to take approximately three months to complete, depending upon funding, will cost approximately $2,500,000, including hardware, software and setup costs.
               These gateways would allow us to originate telecommunications traffic in 10 cities. A complete Internet Protocol Network throughout the United States would require approximately 56 gateways at a cost of approximately $14,000,000, and, depending upon available funding, as to which we can provide no assurance, would take approximately six months to complete.

               A completed Internet Protocol Network will not ensure the success of our present or proposed business operations. Any anticipated revenues would not come for several months after completion and until there was a sufficient customer base; or we could wholesale traffic at very low margins, which would substantially alter our projected revenues.

               Cybertel may not be able to build its Internet Protocol Network with satisfactory technology to attract customers.

               Targeted affinity group members may choose not to switch long distance carriers, regardless of whether the affinity group to which they belong determines to align with Cybertel; this development would adversely effect our revenue projections and our potential for success.

          Actual results may differ significantly from those projected in our forward-looking statements. We may not obtain the projected results.

Results of Operations.
----------------------

          At December 31, 2000, we had total assets of $2,926,972, as compared with total assets of $1,110,230 at December 31, 1999, as restated for the acquisition of LDVL during 2000 and the disposition of LDVL and partial disposition of Like Dat Music during 2001.

          During the calendar years ended December 31, 2000, and 1999, we had net loss available to common stockholders from continuing operations of $4,115,498 and $2,250,205, respectively. Losses from discontinued operations were $1,159,392 and $152,205, resulting in net loss of $4,900,994 and $2,402,470. We received revenues of $1,833,965 and $2,686,605 in our two most recent calendar years.

Liquidity and Capital Resources.
--------------------------------

          We had cash resources of $158,161 and $643,705, respectively, at December 31, 2000 and 1999. Management believes that our current cash on hand, together with liquid marketable securities of $1,679,125 at December 31, 2000, will be sufficient to meet our expenses during the next 12 months.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheet - December 31, 2000

          Statement of Operations for the years ended
          December 31, 2000 and 1999 (restated)

          Statements of Consolidated Stockholders' Equity for the years ended December 31, 2000 and 1999

          Statements of Consolidated Cash Flows for the years ended December 31, 2000 and 1999

          Notes to the Financial Statements

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
   Cybertel Communications Corp.
   La Jolla, California

We have audited the accompanying consolidated balance sheet of Cybertel Communications Corp. as of December 31, 2000 and the related statements of consolidated income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybertel Communications Corp. as of December 31, 2000 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Malone & Bailey, PLLC

MALONE & BAILEY, PLLC

February 25, 2001
Houston, Texas

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                        December 31, 2000


          ASSETS
Current Assets
  Cash                                                         $   158,161
  Marketable securities                                          1,679,125
  Accounts receivable                                              560,565
  Other current assets                                              34,930
                                                               -----------
     Total Current Assets                                        2,432,781
                                                               -----------
Equity in unconsolidated subsidiary                                  4,048
Equipment, net of $221,751 accumulated depreciation                466,347
Deposits                                                            23,796
                                                               -----------
TOTAL ASSETS                                                   $ 2,926,972
                                                               ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                            $    18,798
  Accounts payable                                                 627,586
  Accrued sales tax                                                 79,205
  Accrued salary payable to shareholder                             36,000
  Dividends payable                                                118,841
  Other accrued expenses                                            28,579
                                                               -----------
     Total Current Liabilities                                     909,009

Long-term Debt                                                      18,196
                                                               -----------
Total Liabilities                                                  927,205
                                                               -----------

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, 2,300 shares issued and outstanding               2
  Common stock, $.001 par value, 20,000,000
    shares authorized, 6,062,856 shares issued
    and outstanding                                                  6,063
  Paid in capital                                                9,759,685
  Unrealized gain on marketable securities, net                  1,171,242
  Retained deficit                                              (8,937,225)
                                                               -----------
     TOTAL STOCKHOLDERS' EQUITY                                  1,999,767
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,926,972
                                                               ===========

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
          For the Years Ended December 31, 2000 and 1999

                                                                (restated)
                                                      2000         1999
                                                  -----------  -----------
Revenues                                          $ 1,833,965  $ 2,686,605
Cost of sales                                       1,673,322    2,318,522
                                                  -----------  -----------
                                                      160,643      368,083

Operating Expenses
  Selling                                             381,451      119,645
  General and administrative                        2,752,725    2,264,160
  Asset Impairment                                    100,000
  Research and development                            208,271      145,848
  Depreciation                                        107,336       48,750
  Interest (income)                                (   82,392)  (   11,503)
  Interest (expense)                                  605,433      160,719
  Writedown of carrying value of
    unconsolidated subsidiary                         230,415
  Minority interest in net loss (income)
    of a subsidiary                                   217,332   (  109,271)
  Writedown of investments in securities
    and a joint venture                               400,614
  Gain on sale of marketable securities            (  787,498)
                                                  -----------  -----------
     Total Operating Expense                        4,133,687    2,618,348
                                                  -----------  -----------
     Net Loss from Continuing Operations           (3,973,044)  (2,250,265)

     Preferred dividend requirements               (  142,454)
                                                  -----------  -----------
     Net Loss Available to Common Shareholders
      from Continuing Operations                   (4,115,498)  (2,250,265)

  Gain on disposition of discontinued
    operation, net                                    231,442
  Loss from discontinued operations, net           (1,159,392)  (  152,205)
                                                  -----------  -----------
     Net Loss from Discontinued Operations         (  927,950)  (  152,205)
                                                  -----------  -----------
     NET LOSS AVAILABLE TO COMMON SHAREHOLDERS    $(5,043,448) $(2,402,470)
                                                  ===========  ===========


     NET LOSS (excludes preferred dividend
      requirements)                               $(4,900,994) $(2,402,470)

  Unrealized gain on marketable securities          1,171,242
                                                  -----------  -----------
     NET COMPREHENSIVE LOSS                       $(3,729,752) $(2,402,470)
                                                  ===========  ===========

Net (loss) per common share
   - from continuing operations                        $(0.73)      $(0.48)
   - from discontinued operations                      $(0.16)      $(0.03)

Weighted average common shares
  outstanding                                       5,631,578    4,710,984

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 2000 and 1999
                                                                  Stock
                            Preferred Stock     Common Stock    Subscrip.
                            Amount       $     Amount     $     Receivable
                           --------     --- ----------  ------- ----------
Balances, December 31, 1998
  (as restated)                              4,206,659   $4,207  $(113,500)

Stock issued
- for cash                                     654,550      654

- less:  subscriptions
    receivable                                                    (  6,000)
- for services                                 229,100      229
- for debt interest                            125,000      125

Net (loss)
- Cybertel
- Telenomics
- Like Dat Music
- LDVL
                           ------        -  ----------   ------  ---------
Balances,
December 31, 1999                            5,215,309   $5,215  $(119,500)

Stock issued
-for cash                   3,000       $3     600,145      600
-less costs of fundraising
-for services                                   31,234       32
-for debt interest

Renegotiation of stock for
  prior year services                       (   62,000)    ( 62)

Conversion of
  preferred stock          (  700)      (1)    278,173      268

Payment of preferred stock
  dividends in common shares                     9,996       10

Unrealized gain on
  marketable securities

Writeoff of stock
 subscription receivable                                           119,500

Net (loss)
- Cybertel
- Telenomics
- Like Dat Music
- LDVL
                           ------        -   ---------   ------  ---------
Balances,
December 31, 2000           2,300       $2   6,062,856   $6,063  $       0
                           ======       ==   =========   ======  =========

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 2000 and 1999

                                Paid-in    Comprehensive   Retained
                                Capital       Income       Deficit    Totals
                               ----------    ----------   ---------- ---------
Balances, December 31, 1998
  (as restated)               $1,906,986               $(1,491,307) $ 306,386

Stock issued
- for cash                     1,063,646                            1,064,300
- less:  subscriptions
    receivable                                                     (    6,000)
- for services                 1,145,271                            1,145,500
- for debt interest              116,870                              116,995

Net income (loss)
- Cybertel                                              (2,237,854)(2,237,854)
- Telenomics                                            (  121,682)(  121,682)
- Like Dat Music                                           109,271    109,271
- LDVL                                                  (  152,205)(  152,205)
                              ----------    ---------- ----------- ----------
Balances,
December 31, 1999              4,232,773                (3,893,777)   224,711

Stock issued
-for cash                      5,668,075                            5,668,678
-less costs of fundraising    (  604,476)                          (  604,476)
-for services                    241,972                              242,004
-for debt interest               508,005                              508,005

Renegotiation of stock for
  prior year services         (  310,000)                          (  310,062)

Preferred stock dividends                               (  142,454)(  142,454)

Conversion of
  preferred stock             (      267)

Payment of preferred stock
  dividend in common shares       23,603                               23,613

Unrealized gain on
  marketable securities                     $1,171,242              1,171,242

Writeoff of stock
 subscription receivable                                              119,500

Net (loss)
- Cybertel                                              (3,055,362)(3,055,362)
- Telenomics                                            (  468,908)(  468,908)
- Like Dat Music                                        (  217,332)(  217,332)
- LDVL                                                  (1,159,392)(1,159,392)
                             -----------    ---------- ----------- ----------
Balances
December 31, 2000             $9,759,685    $1,171,242 $(8,937,225)$1,999,767
                             ===========    ========== =========== ==========

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
          For the Years Ended December 31, 2000 and 1999
                                                               (restated)
                                                       2000        1999
                                                   ----------- -----------
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net comprehensive loss                           $(3,729,752)  $(2,402,470)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                       107,336        48,750
    Stock issued for services & interest               750,009     1,165,495
    Renegotiation of stock issued during prior year (  310,062)
    Gain on sale of marketable securities           (  787,480)
    Unrealized gain on marketable securities        (1,171,242)
    Loss from discontinued operation                 1,126,892       152,205
    Gain on disposal of discontinued operation      (  231,442)
    (Income) loss from unconsolidated subsidiary       217,332    (  109,271)
    Asset impairment writedown                         100,000
    Writedown of stock subscription receivable         119,500
    Writedown of carrying value of unconsolidated
     subsidiary                                        230,415
    Writedown of investments                           400,614
    Changes in:
      Accounts receivable                           (  519,789)       41,014
     Other current assets                           (    9,930)   (   25,000)
     Accounts payable                                  367,184        96,624
      Amounts payable to shareholder                (    6,200)   (   12,100)
     Accrued expenses                               (   31,401)       65,703
                                                   -----------   -----------
     NET CASH USED BY OPERATING ACTIVITIES          (3,378,016)   (  979,050)
                                                   -----------   -----------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of equipment                             (  540,646)   (   89,776)
  Purchase of investments                           (1,088,697)
  Proceeds from sale of marketable securities          967,680
  Cash investment in discontinued operation         (  580,000)
  Cash investment in unconsolidated subsidiary      (  504,034)   (    4,322)
  Net (increase) decrease in deposit                (   19,295)
                                                   -----------   -----------
     NET CASH USED BY INVESTING ACTIVITIES          (1,764,992)   (   94,098)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term private debt placement                    390,238
  Repayment of short-term private debt placement    (  390,238)
  Proceeds from sale of preferred stock              3,000,000
  Proceeds from sale of common stock                 2,668,678     1,185,900
  Costs of fundraising                              (  604,476)
  Proceeds from new installment debt                    35,107
  Payments on installment debt                      (    4,219)   (   21,648)
  Net change in credit lines                        (   47,388)       16,953
                                                   -----------    ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES             4,657,464     1,571,443
                                                   -----------    ----------
     NET INCREASE (DECREASE)IN CASH                 (  485,544)      498,295

        See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
          For the Years Ended December 31, 2000 and 1999
                                                                (restated)
                                                       2000        1999
                                                   ----------- -----------
     NET INCREASE (DECREASE)IN CASH                $(  485,544) $  498,295

CASH BALANCES
     - Beginning of period                             643,705     145,410
                                                   -----------  ----------
     - End of period                               $   158,161  $  643,705
                                                   ===========  ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                    $   150,147  $   16,591

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business. Cybertel Communications Corp. ("Company") was incorporated in Nevada in June, 1996. The Company sells telecommunications services to commercial customers and began operations in 1997. In early 2000, the Company ceased buying long-distance capacity from large carriers, and signed contracts with MCI-Worldcom, Bell Atlantic, and Level (3) Communications, LLC to install and support leased switches, to carry long-distance traffic. In December 1999 and June 2000, the Company acquired Telenomics, Inc. ("Telenomics"), LDVL, Inc. ("LDVL") and Like Dat Music, Inc. ("LDM") by exchanging stock in transactions recorded using the pooling-of-interests method of accounting.

Telenomics sells Hewlett-Packard HP3000 minicomputers and develops and markets telephone productivity management and accounting software, principally using the Oracle and Informix databases running on the HP3000.

See Note 2 for a discussion of the LDVL acquisition.

These statements are prepared on a consolidated basis, and have been restated to show the acquisitions of Telenomics, LDVL and LDM, as if they had occurred on January 1, 1998, with consolidated operations since that date for Telenomics and Cybertel. LDVL was closed in March 2001 and is accounted for as a discontinued operation for both years(See Note 2). The Company also decided to return 51% control to LDM's former sole shareholder in March 2001 and this subsidiary is accounted for using the equity method for both years (Note 3).

Cash and cash equivalents: For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

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

Investments. Equity investments in public companies are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income and expenses.

Equipment is computer-related and is stated at cost. Depreciation is computed by the straight-line method using rates based on estimated 3- to 5-year lives of the related assets.

The Company follows Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

of an asset may not be recoverable. As a result of such review, the Company wrote down the carrying value of switching equipment by $100,000 in 2000.

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Stock options are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans.

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


NOTE 2 - ACQUISITION AND DISPOSITION OF LDVL, INC.

LDVL is a company that resells xDSL circuits, high speed internet connections, through a network of Regional Bell Operating Company sales agents and other top tier dealers within the United States in major metropolitan areas such as New York City, Philadelphia, Chicago, and Los Angeles. LDVL began operations during September 1999.

The Company acquired 100% of LDVL in June 2000. After significant losses, the Company decided to shut down LDVL operations in March 2001. Accordingly, prior period financial statements of the Company have been restated to show the acquisition of LDVL as if it had occurred on January 1, 1999, but as a discontinued operation for both years.

Net sales and income from the discontinued operation are as follows:

                                                2000               1999
                                            -----------        -----------
       Net sales                            $    46,918
       Pretax loss from
         discontinued operation              (1,159,392)       $(  152,205)
       Pretax gain on disposal                  231,442
                                            -----------        -----------
       Net loss from
         discontinued operation             $(  927,950)       $(  152,205)
                                            ===========        ===========

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION AND DISPOSITION OF LDVL, INC. (Continued)

Assets and liabilities of the discontinued operation were as follows:

                                                2000       1999
                                            -----------        -----------
       Current assets                       $    24,745        $   404,264
       Equipment, net                            35,694
       Current liabilities                   (  251,774)        (   88,814)
       Long-term liabilities                 (   40,107)

                                            -----------        -----------
       Net assets of discontinued
         operation                          $(  231,442)       $   315,450
                                            ===========        ===========


NOTE 3 - ACQUISITION AND PARTIAL DISPOSITION OF LIKE DAT MUSIC, INC.

Like Dat Music, Inc. ("LDM") is a full-service digital music producer and licensing agent for post-scoring, lyrics and sound design. LDM sells to ad agencies, networks, and multi-media companies. The Company acquired LDM in December 1999, by exchanging stock in a transaction originally recorded using the pooling-of-interests method of accounting.

In March 2001, the Company formalized a plan to return control of LDM to its founding stockholder by contributing 51% of LDM back to LDM. That individual will transfer his original consideration received (100,000 shares of Company stock) to the Company president, who will then transfer $50,000 cash to LDM. This transaction to dispose of the 51% controlling interest is recorded as a writedown of $4,213 to a net carrying value of $4,048. Thus, Cybertel's interest in LDM will become a non-controlling 49%. Accordingly, the results of operations of Like Dat Music have been reclassified to a one-line item on the income statement.


NOTE 4 - INVESTMENTS

The Company purchased 90,000 shares of Sonus Networks, Inc., a publicly traded company, in May 2000 for $690,000. The Company sold 33,500 shares for $967,680 in cash, resulting in a realized gain of $787,498. The remaining 66,500 shares are valued at $1,679,125, resulting in an unrealized gain of $1,171,242. There are no tax consequences because the Company has no retained earnings to date.

During 2000, the Company invested $165,299 in an international telephone switching equipment joint venture and $235,315 in two unrelated companies. These amounts, totaling $400,614, were written off entirely in 2000.


NOTE 5 - SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise" require disclosures of information about operating segments in annual financial statements. Segments are determined based on types of services offered. Telenomics was closely held prior to their acquisition by the Company. Cybertel sells telecommunications services and Telenomics sells telephone productivity software and computer hardware.

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - SEGMENT INFORMATION (Continued):

There are no foreign sales of any entity.

The following information presents certain balance sheet and income statement data as required by both SFAS No. 131 and APB Opinion No. 16:

                                          Cybertel  Telenomics    Totals
                                        ----------- ----------- -----------
As of December 31, 2000:
  Current assets                       $ 2,221,219 $   211,562  $ 2,432,781
                                        ----------- ----------- -----------
  Fixed assets
    Balances, 12-31-98                        8,085     83,926      92,011
    Additions, 1999                          89,776                 89,776
    Additions, 2000                     $   516,434 $   24,212 $   540,646
    Depreciation, '99 & '2000            (   95,978)(   60,108) (  156,086)
    Asset impairment                     (  100,000)            (  100,000)
                                        ----------- ----------- -----------
     Total fixed assets                     418,317     48,030     466,347
     Equity in unconsolidated
       subsidiary                             4,048                  4,048
     Deposits                                18,188      5,608      23,796
                                        ----------- ----------- -----------
  Total assets                          $ 2,661,772 $  265,200 $ 2,926,972
                                        =========== =========== ===========
As of December 31, 1999:
  Total assets                          $   488,671 $  358,347 $   847,018
                                        =========== =========== ===========
Year Ended December 31, 2000:
  Revenues                              $(1,037,442)$( 796,523)$(1,833,965)
  Cost of sales                           1,231,488    441,834   1,673,322
  Selling, general and
    administrative                        2,658,009    576,167   3,234,176
  Research and development                             208,271     208,271
  Depreciation                               70,349     36,987     107,336
  Interest (income)                      (   81,923) (     469)  (  82,392)
  Interest expense                          602,792      2,641     605,433
  Writedown of assets                       400,614                400,614
  Writedown of equity interest              230,415                230,415
  Net loss of unconsolidated
   subsidiary                               217,332                217,332
  Gain on sale of marketable
   securities                            (  787,498)             ( 787,498)
                                        ----------- ---------- -----------
  Net (loss) from
    continuing operations               $(3,504,136)$ (468,908)$(3,973,044)
                                        =========== ========== ===========

Telenomics had one major customer in 2000 accounting for 11% of consolidated sales revenues. During 2000, 16% of consolidated purchases derived from one of Telenomics' vendors. Cybertel had one major customer accounting for 10% of consolidated revenues and two major vendors totaling 21% of consolidated purchases. No other single customer nor vendor comprises more than 10% of consolidated revenues or costs.

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

In November and December 1999, the Company obtained net proceeds of $390,238 in loans with a face value of $500,000. These were paid when due in 2000, including interest of $769,762, allocated $144,093 to 1999 and $625,669 to 2000.

Telenomics has a $50,000 line of credit with Bank of America, N.A. This account allows for the extension of credit on demand, and is not collateralized. The credit line accrues interest at Bank's prime rate plus 4.525%. The balance as of December 31, 2000 was $0.


NOTE 7 - INSTALLMENT DEBT

The Company capitalized three equipment leases payable in 4 to 21 equal remaining monthly installments totaling $2,239, using a 10% discount factor. The debt is secured by the equipment, with a net book value as of December 31, 2000, of $55,705. The total remaining principal portion of $36,994 is due $18,798 in 2001 and $18,196 in 2002.


NOTE 8 - ACCOUNTS PAYABLE TO SHAREHOLDERS

In 1997, a Company founding shareholder loaned $12,700 to the Company. This loan was repaid in 1999. The founding shareholder of Telenomics was owed accrued salary of $145,746 as of December 31, 1997. Portions were paid in subsequent years, with the balance remaining at $36,000 as of December 31, 2000.


NOTE 9 - INCOME TAXES

As of December 31, 2000, the Company has approximately $8,300,000 in unused net operating loss carryforwards which expire $250,000 in 2014, 1,150,000 in 2018 $2,200,000 in 2019, and $4,700,000 in 2020. Internal Revenue Code
Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. The Company incurred such an ownership change on September 28, 1998, when the total of cash sales to the public and stock issued for services exceeded this 50% level. As a result of this ownership change, $520,000 of the Company's net operating loss expiring in 2018 and available to offset future profits is restricted to $140,000 per year.


NOTE 10 - PREFERRED STOCK

The Company raised $3,000,000, less fundraising costs of $169,875, for net proceeds of $2,830,125 in February 2000 in connection with a private placement of 3,000 shares of 6% Convertible Preferred Stock. This preferred stock is convertible to Company common stock at any time at a formula approximating market value. The stock accrues dividends at 6% per annum which are payable upon conversion in stock or in cash at the Company's option. 225,000 warrants with an exercise price of $16.86 were issued to investors in connection with this funding. As of December 31, 2000, 700 shares of the preferred stock, including accrued dividends of $23,613, had been converted to 278,169 shares of common stock. An additional 150 shares were converted to 241,575 shares of common stock during January and February 2001.

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMON STOCK

During 1999, the Company sold 651,550 shares of stock for net proceeds of $1,155,300, pursuant to a placement offering exempt from registration under Rule 504 of the Securities and Exchange Commission.

In 2000, the Company sold 600,144 common shares, raising $2,234,077 net, after fundraising costs of $434,601.

General and administrative expenses paid in stock were $242,004 and $1,145,500 in 2000 and 1999, respectively. A consultant who had been paid with 77,000 shares of Company stock during 1999 returned 62,000 of these shares to the Company upon renegotiation of his contract during September 2000. This is accounted for as a reduction of general and administrative expense in 2000.

During February 2001, two consultants were issued 152,000 shares valued at the then-market price of $1 per share for services rendered.


NOTE 12 - OPERATING LEASES

The Company maintains office space in La Jolla, Vista, and Temecula, California. Minimum lease payments due are $172,178 in 2001, $77,786 in 2002, and $10,406 in 2003.


NOTE 13 - EMPLOYMENT AGREEMENTS

The Company signed 3-year employment agreements with 5 key employees, all dated in October 1999 or December 1999. These agreements prohibit the Company from terminating any of these employees without cause. Total annual salaries guaranteed by these agreements is $571,000.


NOTE 14 - PURCHASE COMMITMENTS

The Company is obligated to pay $14,076 per month through July 2003 on a contract for Primary Rate interface services.


NOTE 15 - STOCK OPTIONS AND WARRANTS

In 1999, the Company adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. The Company's 2000 Stock Option Plan provides for the grant of incentive stock options qualifying under the Internal Revenue Code to officers and other employees of the Company and the grant of non-qualified options to directors, employees and consultants of the Company. In addition, the Company issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuances are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Both options and warrants carry certain anti-dilution provisions concerning stock dividends or splits, mergers and reorganizations.

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK OPTIONS AND WARRANTS (continued)

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the year ended December 31, 2000, no compensation expense was recognized for the issuance of these options and warrants, because no option prices were below market prices at the date of grant. In addition, 44,625 warrants and no options have been exercised during these periods. As of December 31, 2000, 225,000 outstanding warrants were issued in connection with fundraising and 51,783 outstanding warrants issued in connection with the acquisition of LDVL. Summary information regarding options and warrants is as follows:


                                        Weighted                Weighted
                                        average                 average
                               Options  Share Price  Warrants   Share Price
                              --------- -----------  --------   -----------
None outstanding at Dec. 31, 1999
Year ended December 31, 2000:
   Granted                    2,000,000       $2.95   321,408        $13.09
  Exercised                                          ( 44,625)          .01
                              ---------       -----  --------        ------
Outstanding at Dec. 31, 2000: 2,000,000       $2.95   276,783        $13.09
                              =========       =====  ========        ======

Options outstanding and exercisable as of December 31, 2000:

                                - - Outstanding - -            Exercisable
                               Number      Remaining              Number
  Exercise Price             of Shares        life              of Shares
                             ----------    ---------           ----------
     $ .90                    1,000,000      5 years            1,000,000
      5.00                    1,000,000      5 years            1,000,000
                             ----------                        ----------
                              2,000,000                         2,000,000
                             ==========                        ==========

Warrants outstanding and exercisable as of December 31, 2000:

                                - - Outstanding - -            Exercisable
                               Number      Remaining              Number
  Exercise Price             of Shares        life              of Shares
                            ----------     ---------           ----------
     $ 8.00                     51,783       1 year                51,783
      16.86                    225,000       4 years              225,000
                            ----------                         ----------
                               276,783                            276,783
                            ==========                         ==========

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK OPTIONS AND WARRANTS (continued)

                                                       2000           1999
                                                   -----------    -----------
  Net loss                       - As reported     $(4,900,994)   $(2,404,470)
                                 - Pro forma        (7,546,071)    (2,404,470)

  Net loss per common share      - As reported          $(0.87)        $(0.51)
                                 - Pro forma             (1.34)         (0.51)

Variables used in the Black-Scholes option-pricing model include (1) 4.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility, and (4) zero expected dividends.


NOTE 16 - CONTINGENCIES

The Company is a party to a lawsuit arising from the normal course of its business operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's results of operations, cash flows, or financial position.

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

     None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

          The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.



                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Richard D.            CEO             6/96            *
Mangiarelli           President       6/96            *
                      Director        6/96            *

Paul J. Mills         Chairman        6/96            *
                      Director        6/96            *
                      Secretary       6/96            *

John E. Jordan        Director        6/96            *

Bruce G. Caldwell     Director        1/01            *

Paul Ferandell        Director        1/01            *

Richard F. Schmidt    Director        1/01            *
                      CFO

          * These persons presently serve in the capacities indicated.

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

          Bruce G. Caldwell, Ed.D., Director. Dr. Caldwell is 59 years of age. He is the owner of CeramixGolf.com, a golf club manufacturing firm in Carlsbad, California. After retiring from a career in education that spanned 25 years, Dr. Caldwell became the Vice President of national sales for Public Storage Incorporated and was a Registered Principal with P.S. Securities. He retired from that career after 10 years of service. He was also a partner in the ownership of Conroy's Flowers, a national flower franchise company. He sold his interest in Conroy's Flowers and became the Vice President of Development for Pixel Inc., a digital multi-media production firm.

          Paul Ferandell, Director. Mr. Ferandell is 56 years of age. He founded Ferandell Tennis Courts, Inc. in 1975 and has five offices located throughout California that service the building, resurfacing and maintenance of commercial and residential tennis courts throughout the State of California.

          Richard F. Schmidt, Director and Chief Financial Officer. Mr. Schmidt, age 38, has an extensive background in corporate finance, with over 15 years of direct financial and tax management experience. Mr. Schmidt is currently Cybertel's Chief Financial Officer. He is responsible for all aspects of treasury management, public reporting and investor relations.

          Mr. Schmidt formerly worked as the Senior Vice President of Iseki, Inc., an international sales and leasing company, assisting the company with the management and review of its administrative, legal and human resources. Previously at Iseki, Inc., Mr. Schmidt had served as Chief Financial Officer. He also served as a manager and multinational tax and business consultant for Coopers & Lybrand. Mr. Schmidt is a Certified Public Accountant licensed in California.

Significant Employees.
----------------------

         Other than our executive officers, we do not have any employees who are expected to make a significant contribution to our business.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Richard D. Mangiarelli; John E. Jordan; and Paul J. Mills each filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on September 9, 1999. On or about December 23, 1999, the 6M Family Trust, which is controlled by Mr. Mangiarelli's family, transferred approximately 570,000 shares of the Company's common stock to Mr. Mangiarelli's adult children. In addition, Mr. Jordan has sold his shares through a family trust. Form 4 Statements of Changes in Beneficial Ownership will be filed after the date of this Report.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        Summary Compensation Table
                        --------------------------

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards       Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)        (h)    (i)

                                              Secur-
                                              ities             All
Name and   Year or               Other  Rest- Under-     LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying      Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options    outs  ensat'n
-----------------------------------------------------------------

Richard
Mangiarelli  12/31/98  -0-    -0-   -0-   -0-    -0-         -0-  -0-
CEO, Pres.   12/31/99  49,038 -0-   -0-   -0-    -0-         -0-  -0-
and Director 12/31/00 200,000 -0-   -0-   -0-   2,000,000(1) -0-  -0-

Paul J.
Mills        12/31/98  -0-   -0-   -0-   -0-    -0-          -0-  -0-
Secretary    12/31/99  -0-   -0-   -0-   -0-    -0-          -0-  -0-
and Chairman 12/31/00  -0-   -0-   -0-   -0-    -0-          -0-  -0-

John E.
Jordan       12/31/98  -0-   -0-   -0-   -0-    -0-          -0-  -0-
Director     12/31/99  -0-   -0-   -0-   -0-    -0-          -0-  -0-
             12/31/00  -0-   -0-   -0-   -0-    -0-          -0-  -0-


          (1) On January 5, 2000, we granted to Mr. Mangiarelli options to purchase up to 1,000,000 shares of "unregistered" and "restricted" common stock at a price of $5.00 per share. On November 27, 2000, we granted to Mr. Mangiarelli options to purchase an additional 1,000,000 such shares at a price of $0.90 per share. All of these option have vested and are exercisable for a period of five years.

          We did not issue or grant any cash compensation, deferred compensation or long-term incentive plan awards to our management during the years ended December 31, 1998, or December 31, 1999. In April, 1999, we began paying our Chief Executive Officer and President, Richard D. Mangiarelli, an annual salary of $75,000. During the calendar year ended December 31, 1999, we paid Mr. Mangiarelli $49,038 in salary. Effective October 1, 1999, we increased Mr. Mangiarelli's salary to $200,000 per year. During the year ended December 31, 2000, we have paid Mr. Mangiarelli $180,000.

Compensation of Directors.
--------------------------

          We do not have any arrangements to compensate our directors for any services provided as a director. We do not pay any additional amounts to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

          On October 1, 1999, we entered into Employment Agreements with Richard Mangiarelli, James Boring and Richard Schmidt. Each of these Agreements lasts for a period of three years. Upon the first anniversary of each Agreement, and each anniversary afterward, the Agreements will be automatically extended unless we give each employee written notice within 30 days of the anniversary date. Mr. Mangiarelli receives a salary of $200,000, and Mr. Boring's salary is $72,000 per year. From October 1, 1999, to January 31, 2000, Mr. Schmidt's salary was $5,000 per month. On February 1, 2000, it increased to $100,000 per year. On October 1, 2000, Mr. Schmidt's salary increased to $125,000. Messrs. Mangiarelli, Boring and Schmidt are also entitled to the same benefits as other Cybertel executives receive, including paid vacation and holidays and leaves of absence. In addition, we agreed to issue 100,000 "unregistered" and "restricted" shares of our common stock to Mr. Schmidt in 36 equal monthly installments, beginning November 1, 1999.

          The Employment Agreements also permit Messrs. Mangiarelli, Boring and Schmidt to receive 90 days' salary if Cybertel terminates them without good reason, and a lump sum payment within 30 days of termination if Cybertel terminates them for good reason. Other than these provisions, we do not have any employment contracts, compensatory plans or arrangements which would result in payments to any director or executive officer because of his or her resignation, retirement or other termination of employment with us or our subsidiaries, any change in control of Cybertel, or a change in the person's responsibilities following a change in control of Cybertel.

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

                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class(1)
----------------     ------------------           --------

Richard D. Mangiarelli (2)    12,000                 0.19%
4320 La Jolla Village Dr.
Suite 205
San Diego, California
92122

Paul J. Mills                270,000 (3)             4.18%
4320 La Jolla Village Dr.
Suite 205
San Diego, California
92122

John E. Jordan                   -0-                 0.0%
4320 LaJolla Village Dr.
Suite 205
San Diego, California
92122

Bruce G. Caldwell, Ed.D      106,250                 1.65%
4320 LaJolla Village Dr.
Suite 205
San Diego, California
92122

Paul Ferandell                46,000                 0.71%
4320 LaJolla Village Dr.
Suite 205
San Diego, California
92122

Richard F. Schmidt               -0-                 0.0%
4320 LaJolla Village Dr.
Suite 205
San Diego, California
92122


          (1) These figures do not take into account any shares of common stock issuable upon conversion of our 6% Convertible Series A Preferred Stock or the exercise of any warrants. They do take into account the issuance of 15,000 shares of common stock to Merger Communications, which shares have been earned but have not yet been formally issued. See the caption "Recent Sales of Unregistered Securities" of this Report.

          (2) The 6M Family Trust, which is controlled by Mr. Mangiarelli's family holds all of these shares.

          (3) Mr. Mills' adult children hold 190,000 of these shares. Mr. Mills may be deemed to have voting control over these shares.

Changes in Control.
-------------------

          To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, during the calendar year ended December 31, 2000, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of the its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Cybertel has no parents.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K dated November 30, 2000.

Exhibits
--------

Exhibit
Number               Description
------               -----------

21                   Subsidiaries

DOCUMENTS INCORPORATED BY REFERENCE

     Registration Statement on Form 10-SB-A3, filed October 15, 1999.

     Registration Statement on Form SB-2, filed May 5, 2000, and amended June 22, 2000.

     Preliminary Proxy Statement, filed November 29, 2000, and subsequently withdrawn with an 8-K Current Report dated November 30, 2000 and filed December 4, 2000.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYBERTEL COMMUNICATIONS CORP.



Date: March 30, 2001                     /s/ Richard D. Mangiarelli
      --------------                    ---------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       CYBERTEL COMMUNICATION CORP.



Date: March 30, 2001                    /s/ Richard D. Mangiarelli
     ---------------                   ---------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director


Date: March 30, 2001                    /s/ Paul J. Mills
     ---------------                   ------------------
                                       Paul J. Mills
                                       Secretary and Director


Date: March 30, 2001                    /s Richard F. Schmidt
     ---------------                   ----------------------
                                       Richard F. Schmidt
                                       Chief Financial Officer and Director