Form 10QSB
period 2001-03-31
CYBERTEL COMMUNICATIONS CORP
filed 2001-05-14
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                                 6,456,432

                               March 31, 2001


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

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                          March 31, 2001


          ASSETS
Current Assets
  Cash                                                         $   125,873
  Marketable securities                                          1,326,874
  Accounts receivable                                              289,509
  Other current assets                                              29,374
                                                               -----------
     Total Current Assets                                        1,771,630
                                                               -----------

Equipment, net of $272,058 accumulated depreciation                422,639
Deposits                                                            23,796
                                                               -----------
TOTAL ASSETS                                                   $ 2,218,065
                                                               ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                            $    14,025
  Accounts payable                                                 388,047
  Brokerage margin accounts payable                                230,798
  Accrued expenses                                                 264,925
  Dividends payable                                                144,518
                                                               -----------
     Total Current Liabilities                                   1,042,313

Long-term Debt                                                      18,196
                                                               -----------
Total Liabilities                                                1,060,509
                                                               -----------

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, 2,150 shares issued and outstanding               2
  Common stock, $.001 par value, 20,000,000
    shares authorized, 6,456,432 shares issued
    and outstanding                                                  6,456
  Paid in capital                                                9,802,641
  Comprehensive income                                             818,989
  Deficit                                                       (9,470,532)
                                                               -----------
     TOTAL STOCKHOLDERS' EQUITY                                  1,157,556
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,218,065
                                                               ===========

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
        For the Three Months Ended March 31, 2001 and 2000


                                                       2001        2000
                                                     --------- -----------
Revenues                                             $ 369,575 $    86,604
Cost of sales                                          384,884      22,909
                                                     --------- -----------
  Gross Margin                                        ( 15,309)     63,695
                                                     --------- -----------
Operating Expenses
  Selling                                              119,777      49,895
  General and administrative                           844,072     757,681
  Research and development                              44,664
  Depreciation                                          50,306      17,901
  Interest income                                     (  1,949) (   13,571)
  Interest expense                                      11,875     605,102
  Minority interest in net loss (income)
    of a subsidiary                                      4,048
  Gain on sale of marketable securities               (643,820)
                                                     --------- -----------
     Total Operating Expenses                          428,973   1,417,008
                                                     --------- -----------
     Net Loss from Continuing Operations              (444,282) (1,353,313)

     Preferred dividend requirements                  ( 34,025)

  Loss from discontinued operation, net               ( 55,000)
                                                     --------- -----------
     NET LOSS AVAILABLE TO COMMON SHAREHOLDERS       $(533,307)$(1,353,313)
                                                     ========= ===========

NET LOSS (excludes preferred dividend requirements)  $(499,282)

  Unrealized loss on marketable securities            (352,253)
                                                     ---------
NET COMPREHENSIVE LOSS                               $(851,535)$(1,353,313)
                                                     ========= ===========

Net (loss) per common share
   - from continuing operations                         $(0.08)     $(0.30)
   - from discontinued operations                       $(0.01)

Weighted average common shares outstanding           6,338,547   4,518,309

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
        For the Three Months Ended March 31, 2001 and 2000


                                                        2001       2000
                                                     --------- -----------
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net comprehensive loss                             $(533,307)$(1,353,313)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                        50,307      17,901
    Gain on sale of marketable securities             (643,820)
    Issuance of stock for services                      22,000
    Writedown of investment in subsidiaries              4,048
    Changes in:
      Accounts receivable                              271,056       9,813
     Other current assets                                5,556      25,000
     Accounts payable                                 (239,540) (  102,550)
     Accrued expenses                                  121,141  (   56,066)
     Accrued dividends                                  34,026
                                                     --------- -----------
     NET CASH USED BY OPERATING ACTIVITIES            (908,533) (1,459,215)
                                                     --------- -----------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Proceeds from sale of marketable securities          643,820
  Purchase of equipment                               (  6,600) (   24,212)
  Note receivable                                               (  150,000)
  Construction in progress                                      (  303,108)
                                                     --------- -----------
     NET CASH USED BY INVESTING ACTIVITIES             637,220  (  477,320)
                                                     --------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from brokerage margin loan                  230,798
  Repayment of short-term private debt placement                (  390,238)
  Proceeds from sale of preferred stock, net of
     costs of fundraising                                        2,830,125
  Proceeds from sale of common stock, net of
     costs of fundraising                               13,000   1,187,199
  Proceeds from new installment debt
  Payments on installment debt                        (  4,773) (   21,299)
  Net change in credit lines                                    (      417)
  Net change in accrued officer salary                          (    1,000)
                                                     --------- -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES               239,025   3,604,370
                                                     --------- -----------
     NET INCREASE (DECREASE)IN CASH                   ( 32,288)  1,667,835
                                                     --------- -----------
CASH BALANCES
     - Beginning of period                             158,161     643,952
                                                     --------- -----------

     - End of period                                 $ 125,873 $ 2,311,787
                                                     ========= ===========

                  CYBERTEL COMMUNICATIONS CORP.
                NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Communications Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on From 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2000 as reported in Form 10-KSB, have been omitted.

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

          On March 8, 2001, we entered into a Letter of Intent with Capital Growth Resources of El Cajon, California. The Letter of Intent profides for Capital Growth to conduct a private offering of a minimum of 100,000 units and a maximum of 2,000,000 units. The offering is to be conducted on a "best efforts all or none basis" as to the minimum offering amount, and on a "best efforts" basis thereafter. The minimum offering amount must be raised within 120 days. If the parties agree, the offering may be extended for an additional 60 days.

          Each unit is to be offered and sold at a price of $1.00, and is to consist of one "unregistered" and "restricted" share of our common stock and one warrant to purchase one additional share for $2.00. The Letter of Intent provides for the shares underlying the warrants to be registered with the Securities and Exchange Commission at our expense. The warrants are to be exercisable for one year from the date of issuance and may be called by us at the rate of one cent ($0.01) per warrant for all warrants not exercised within 30 days after our shares of common stock trade at an average closing bid price of $3.00 or more for five consecutive days.

          As compensation for its services, the Letter of Intent provides for us to issue to Capital Growth:

          warrants to purchase 10,000 "unregistered" and "restricted" shares of our common stock at a price of $0.01 per share upon completion of the minimum offering;

          warrants to purchase an additional 250,000 such shares upon completion of the maximum offering; and

          warrants to purchase one "unregistered" and "restricted" share of our common stock for every 10 warrants exercised by the subscribers under the offering.

          All warrants granted to Capital Growth are to expire 12 months after the date of issuance. Capital Growth intends to share these warrants with its sales personnel; this sharing may be based upon the number of shares sold in the offering by any participating sales person.

          Subject to the completion of the minimum offering, Capital Growth is to be paid a sales commission of 10% of the gross proceeds of the offering (excluding gross proceeds derived from the exercise of warrants), together with:

          2% of the gross proceeds as a wholesaling fee;

          2% of the gross proceeds as a "due diligence" fee; and

          2% of the gross proceeds as an unaccountable expense allowance.

          In addition, Capital Growth is to receive:

          a wholesaling fee of 1%;

          a "due diligence" fee of 1%;

          a commission of 5%; and

          an unaccountable expense allowance of 1%

          of the gross proceeds derived from the exercise of investor
Warrants.

          As of the date of this Report, we have not commenced any private offering pursuant to the Letter of Intent. We expect to begin such an offering during the second quarter of our calendar year. However, we can not assure you that we will be able to undertake any such offering or that, if we do, we will be able to raise sufficient funds. If we do not succeed in this regard, our plans to expand our IP Gateway network may be significantly delayed.

          As discussed in our 10-KSB for the year ended December 31, 2000, our agreements with Bell Atlantic, Qwest and Intermedia and Level 3 Communications allow us to collocate our Gateway equipment and terminate traffic in areas that we have not or do not intend to locate Gateways. We have very actively begun to employ our affinity group marketing strategy and have added three new affinity groups: Association of Naval Aviation; Changewave.com; and the Federation of Public and Private Employees. Management expects that our marketing efforts will be financed through our fundraising efforts.

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

Results of Operations.
----------------------

Three months ended March 31, 2001, compared to three months ended March 31,
2000.
-----

         Revenues for the three month period ended March 31, 2001, increased to $369,575 as compared to $86,604 for the three month period ended March 31, 2000, as the result of the increase in affinity group marketing.

         General and administrative costs have risen to $844,072 for the three month period ended March 31, 2001, as compared to $757,681 for the three month period ended March 31, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

         Interest expense for the three month period ended March 31, 2001, decreased to $11,875 as compared to $605,102 for the three month period ended March 31, 2000.

Liquidity and Capital Resources.
--------------------------------

          We had cash resources of $125,873, at March 31, 2001. Management believes that our current cash on hand, together with liquid marketable securities of $1,326,874 at March 31, 2001, will be sufficient to meet our expenses during the next 12 months. However, unless we are able to raise substantial additional funding, our plans to expand our IP Gateway may be significantly delayed.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities.
          ----------------------------------------

Three investment       2/12/01             152,000          Investment
advisors                                                    advisory services
                                                            valued at $152,000
Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          In May, 2001, which is subsequent to the period covered by this Report, the Company decided to rescind its acquisition of Telenomics, Inc., a California corporation. the Company will return all of the outstanding shares of Telenomics to Telenomics' former stockholders in exchange for the return of all Company shares that the Telenomics stockholders received as part of the acquisition. In addition, the Company is to loan $15,000 to Telenomics, to be repaid at a rate of $1500 per month, beginning August 1, 2001. The Company is also to loan Telenomics $7500, to be repaid on December 31, 2001. We have tentatively agreed that the notes will bear interest at the rate of 8% per annum and will be secured by a personal guarantee of Telenomics' principals. As of the date of this Report, we have not yet effectuated the Telenomics rescission.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYBERTEL COMMUNICATIONS CORP.


Date: May 14, 2001                By:/s/Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director

Date: 5/14/01                     By:/s/Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director

Date: 5/14/01                     By:/s/Paul J. Mills
     --------------                 -------------------------------------
                                    Paul J. Mills
                                    Secretary and Director