Form 10KSB/A
period 2000-12-31
CYBERTEL COMMUNICATIONS CORP
filed 2001-07-19
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB-A1

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

MALONE & BAILEY, PLLC

February 25, 2001, except for Note 14
  which is dated July 5, 2001
Houston, Texas

                        CYBERTEL COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEET
                              December 31, 2000



          ASSETS
Current Assets
  Cash                                                         $   158,161
  Marketable securities                                          1,679,125
  Accounts receivable                                              560,565
  Other current assets                                              34,930
                                                               -----------
     Total Current Assets                                        2,432,781
                                                               -----------

Equity in unconsolidated subsidiary                                  4,048
Equipment, net of $221,751 accumulated depreciation                466,347
Deposits                                                            23,796
                                                                  -----------
TOTAL ASSETS                                                   $ 2,926,972
                                                               ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                            $    18,798
  Accounts payable                                                 627,586
  Accrued sales tax                                                 79,205
  Accrued salary payable to shareholder                             36,000
  Dividends payable                                                118,841
  Other accrued expenses                                            28,579
                                                               -----------
     Total Current Liabilities                                     909,009

Long-term Debt                                                      18,196
                                                               -----------
Total Liabilities                                                  927,205
                                                               -----------

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, 2,300 shares issued and outstanding               2
  Common stock, $.001 par value, 20,000,000
    shares authorized, 6,062,856 shares issued
    and outstanding                                                  6,063
  Paid in capital                                                9,759,685
  Comprehensive income                                           1,171,242
  Deficit                                                       (8,937,225)
                                                               -----------
     TOTAL STOCKHOLDERS' EQUITY                                  1,999,767
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,926,972
                                                               ===========


               See accompanying summary of accounting policies
                      and notes to financial statements.
                                      2

                        CYBERTEL COMMUNICATIONS CORP.
                        CONSOLIDATED INCOME STATEMENTS
                For the Years Ended December 31, 2000 and 1999



                                                                (restated)
                                                       2000        1999
                                                   ----------- -----------
Revenues                                           $ 1,833,965 $ 2,686,605
Cost of sales                                        1,673,322   2,318,522
                                                   ----------- -----------
  Gross Margin                                         160,643     368,083
                                                   ----------- -----------
Operating Expenses
  Selling                                              381,451     119,645
  General and administrative                         2,752,725   2,264,160
  Asset impairment                                     100,000
  Research and development                             208,271     145,848
  Depreciation                                         107,336      48,750
  Interest income                                   (   82,392) (   11,503)
  Interest expense                                     605,433     160,719
  Writedown of carrying value of
    unconsolidated subsidiary                          230,415
  Minority interest in net loss (income)
    of a subsidiary                                    217,332  (  109,271)
  Writedown of investments in securities
    and a joint venture                                400,614
  Gain on sale of marketable securities             (  787,498)
                                                   ----------- -----------
     Total Operating Expenses                        4,133,687   2,618,348
                                                   ----------- -----------
     Net Loss from Continuing Operations            (3,973,044) (2,250,265)

     Preferred dividend requirements                (  142,454)
                                                   ----------- -----------
     Net Loss Available to Common Shareholders
       from Continuing Operations                   (4,115,498) (2,250,265)

  Gain on disposition of discontinued
    operation, net                                     231,442
  Loss from discontinued operation, net             (1,159,392) (  152,205)
                                                   ----------- -----------
     Net Loss from Discontinued Operations          (  927,950) (  152,205)
                                                   ----------- -----------
     NET LOSS AVAILABLE TO COMMON SHAREHOLDERS     $(5,043,448)$(2,402,470)
                                                   =========== ===========

NET LOSS (excludes preferred dividend requirements)$(4,900,994)$(2,402,470)

  Unrealized gain on marketable securities           1,171,242
                                                   ----------- -----------
NET COMPREHENSIVE LOSS                             $(3,729,752)$(2,402,470)
                                                   =========== ===========
Net (loss) per common share
   - from continuing operations                         $(0.73)     $(0.48)
   - from discontinued operations                       $(0.16)     $(0.03)

Weighted average common shares outstanding           5,631,578   4,710,984


               See accompanying summary of accounting policies
                      and notes to financial statements.
                                      3

                        CYBERTEL COMMUNICATIONS CORP.
               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                For the Years Ended December 31, 2000 and 1999



                                                                     Stock
                            Preferred Stock    Common Stock         Subscrip.
                              Amount   $      Amount      $        Receivable
                            --------   ---    ----------  ------   ----------
Balances, December 31, 1998
  (as restated)                                4,206,659  $4,207    $(113,500)

Stock issued
 - for cash                                      654,550     654
 - less:  subscriptions
     receivable                                                      (  6,000)
 - for services                                  229,100     229
 - for debt interest                             125,000     125

Net (loss)
 - Cybertel
 - Telenomics
 - Like Dat Music
 - LDVL

                            ------     ---    ----------  ------   ----------

Balances, December 31, 1999                    5,215,309  $5,215    $(119,500)

Stock issued
 - for cash                  3,000      $3       600,144     600
 - less costs of fundraising
 - for services                                   31,234      32
 - for debt interest

Renegotiation of stock for
  prior year services                         (   62,000)   ( 62)

Preferred stock dividends

Conversion of
  preferred stock           (  700)     (1)      268,173     268

Payment of preferred stock
 dividends in common shares                        9,996      10

Unrealized gain on
  marketable securities

Writeoff of stock
 subscription receivable                                              119,500

Net (loss)
 - Cybertel
 - Telenomics
 - Like Dat Music
 - LDVL
                            ------     ---    ---------   ------   ----------

Balances, December 31, 2000  2,300      $2    6,062,856   $6,063    $       0
                            ======     ===    =========   ======   ==========



               See accompanying summary of accounting policies
                      and notes to financial statements.
                                      4

                        CYBERTEL COMMUNICATIONS CORP.
               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                For the Years Ended December 31, 2000 and 1999



                        Paid-in       Comprehensive  Retained
                        Capital          Income       Deficit      Totals
                        ----------    ----------     -----------   ----------
Balances, December 31,
 1998 (as restated)     $1,906,986                   $(1,491,307)  $  306,386

Stock issued
 - for cash              1,063,646                                  1,064,300
 - less:  subscriptions
     receivable                                                    (    6,000)
 - for services          1,145,271                                  1,145,500
 - for debt interest       116,870                                    116,995

Net income (loss)
 - Cybertel                                           (2,237,854)  (2,237,854)
 - Telenomics                                         (  121,682)  (  121,682)
 - Like Dat Music                                        109,271      109,271
 - LDVL                                               (  152,205)  (  152,205)
                        ----------    ----------     -----------   ----------

Balances, December 31,
  1999                   4,232,773                    (3,893,777)     224,711

Stock issued
 - for cash              5,668,075                                  5,668,678
 - less costs of
   fundraising          (  604,476)                                (  604,476)
 - for services            241,972                                    242,004
 - for debt interest       508,005                                    508,005

Renegotiation of stock
 for prior year
 services               (  310,000)                                (  310,062)

Preferred stock
 dividends                                            (  142,454)  (  142,454)

Conversion of
  preferred stock       (      267)


Payment of preferred
 stock dividends in
 common shares              23,603                                     23,613

Unrealized gain on
  marketable securities               $1,171,242                    1,171,242

Writeoff of stock
 subscription receivable                                              119,500

Net (loss)
 - Cybertel                                           (3,055,362)  (3,055,362)
 - Telenomics                                         (  468,908)  (  468,908)
 - Like Dat Music                                     (  217,332)  (  217,332)
 - LDVL                                               (1,159,392)  (1,159,392)
                        ----------    ----------     -----------   ----------

Balances, December 31,
 2000                   $9,759,685    $1,171,242     $(8,937,225)  $1,999,767
                        ==========    ==========     ===========   ==========


               See accompanying summary of accounting policies
                      and notes to financial statements.
                                      5

                        CYBERTEL COMMUNICATIONS CORP.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                For the Years Ended December 31, 2000 and 1999



                                                                  (restated)
                                                        2000         1999
                                                    -----------   -----------
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net comprehensive loss                            $(3,729,752)  $(2,402,470)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                        107,336        48,750
    Stock issued for services & interest                750,009     1,165,495
    Renegotiation of stock issued during prior year  (  310,062)
    Gain on sale of marketable securities            (  787,480)
    Unrealized gain on marketable securities         (1,171,242)
    Loss from discontinued operation                  1,126,892       152,205
    Gain on disposal of discontinued operation       (  231,442)
    (Income) loss from unconsolidated subsidiary        217,332    (  109,271)
    Asset impairment writedown                          100,000
    Writedown of stock subscription receivable          119,500
    Writedown of carrying value of unconsolidated
     subsidiary                                         230,415
    Writedown of investments                            400,614
    Changes in:
      Accounts receivable                            (  519,789)       41,014
     Other current assets                            (    9,930)   (   25,000)
     Accounts payable                                   367,184        96,624
      Amounts payable to shareholder                 (    6,200)   (   12,100)
     Accrued expenses                                (   31,401)       65,703
                                                    -----------   -----------
     NET CASH USED BY OPERATING ACTIVITIES           (3,378,016)   (  979,050)
                                                    -----------   -----------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of equipment                              (  540,646)   (   89,776)
  Purchase of investments                            (1,088,697)
  Proceeds from sale of marketable securities           967,680
  Cash investment in discontinued operation          (  580,000)
  Cash investment in unconsolidated subsidiary       (  504,034)   (    4,322)
  Net (increase) decrease in deposit                 (   19,295)
                                                    -----------   -----------
     NET CASH USED BY INVESTING ACTIVITIES           (1,764,992)   (   94,098)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term private debt placement                     390,238
  Repayment of short-term private debt placement     (  390,238)
  Proceeds from sale of preferred stock               3,000,000
  Proceeds from sale of common stock                  2,668,678     1,185,900
  Costs of fundraising                               (  604,476)
  Proceeds from new installment debt                     35,107
  Payments on installment debt                       (    4,219)   (   21,648)
  Net change in credit lines                         (   47,388)       16,953
                                                    -----------   -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES              4,657,464     1,571,443
                                                    -----------   -----------
     NET INCREASE (DECREASE)IN CASH                  (  485,544)      498,295
                                                    -----------   -----------


               See accompanying summary of accounting policies
                      and notes to financial statements.
                                      6

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



               See accompanying summary of accounting policies
                      and notes to financial statements.
                                      7

                        CYBERTEL COMMUNICATIONS CORP.
                        NOTES TO FINANCIAL STATEMENTS


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

The Company follows Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of such review, the Company wrote down the carrying value of switching equipment by $100,000 in 2000.

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

NOTE 5 - SEGMENT INFORMATION (Continued):

There are no foreign sales of any entity.

The following information presents certain balance sheet and income statement data as required by both SFAS No. 131 and APB Opinion No. 16:


                                        Cybertel     Telenomics   Totals
                                        -----------  -----------  -----------
As of December 31, 2000:
  Current assets                        $ 2,221,219  $   211,562  $ 2,432,781
                                        -----------  -----------  -----------
  Fixed assets
    Balances, 12-31-98                        8,085       83,926       92,011
    Additions, 1999                          89,776                    89,776
    Additions, 2000                     $   516,434  $    24,212  $   540,646
    Depreciation, '99 & '2000            (   95,978)  (   60,108)  (  156,086)
    Asset impairment                     (  100,000)               (  100,000)
                                        -----------  -----------  -----------
     Total fixed assets                     418,317       48,030      466,347
     Equity in unconsolidated
       subsidiary                             4,048                     4,048
     Deposits                                18,188        5,608       23,796
                                        -----------  -----------  -----------
  Total assets                          $ 2,661,772  $   265,200  $ 2,926,972
                                        ===========  ===========  ===========
As of December 31, 1999:
  Total assets                          $   488,671  $   358,347  $   847,018
                                        ===========  ===========  ===========
Year Ended December 31, 2000:
  Revenues                              $(1,037,442) $(  796,523) $(1,833,965)
  Cost of sales                           1,231,488      441,834    1,673,322
  Selling, general and
    administrative                        2,658,009      576,167    3,234,176
  Research and development                               208,271      208,271
  Depreciation                               70,349       36,987      107,336
  Interest (income)                      (   81,923)   (     469)   (  82,392)
  Interest expense                          602,792        2,641      605,433
  Writedown of assets                       400,614                   400,614
  Writedown of equity interest              230,415                   230,415
  Net loss of unconsolidated
   subsidiary                               217,332                   217,332
  Gain on sale of marketable
   securities                            (  787,498)                ( 787,498)
                                        -----------  ----------   -----------
  Net (loss) from
    continuing operations               $(3,504,136) $ (468,908)  $(3,973,044)
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


NOTE 14 - PURCHASE COMMITMENTS

As of July 5, 2001, the Company has signed several third-party telecommunications carrier agreements for long-distance telephony services. The contracts require the Company to pay for services used according to fee schedules. As of June 5, 2001, four such contracts require minimum purchase obligations totaling $4,721,928 over the next 28 months. In addition, there are two contracts requiring minimum monthly payment obligations totaling $42,000,000 that are disputed by the Company. Cancellations of these two contracts for a nominal fee have been verbally accepted by both carriers and written agreements are being currently negotiated. Management believes the amounts of both settlements are not significant.


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



                                         Weighted                  Weighted
                                         average                   average
                            Options      Share Price  Warrants     Share Price
                            ---------    -----------  --------     ----------
None outstanding at Dec.
 31, 1999
Year ended December 31,
 2000:
  Granted                   2,000,000          $2.95   321,408         $13.09
  Exercised                                           ( 44,625)           .01
                            ---------    -----------  --------     ----------
Outstanding at Dec. 31,
 2000:                      2,000,000          $2.95   276,783         $13.09
                            =========    ===========  ========     ==========


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
                                         ==========                ==========


Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:


                                                    2000           1999
                                                 -----------    -----------
  Net loss                       - As reported   $(4,900,994)   $(2,404,470)
                                 - Pro            (7,546,071)    (2,404,470)

  Net loss per common share      - As reported        $(0.87)        $(0.51)
                                 - Pro forma           (1.34)         (0.51)


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


                                       CYBERTEL COMMUNICATIONS CORP.



Date: July 19, 2001                     /s/ Richard D. Mangiarelli
      --------------                   ---------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       CYBERTEL COMMUNICATION CORP.



Date: July 19, 2001                     /s/ Richard D. Mangiarelli
     ---------------                   ---------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director


Date: July 19, 2001                     /s/ Paul J. Mills
     ---------------                   ------------------
                                       Paul J. Mills
                                       Secretary and Director


Date: July 19, 2001                     /s/ Richard F. Schmidt
     ---------------                   -----------------------
                                       Richard F. Schmidt
                                       Chief Financial Officer and Director