Form 10QSB
period 2001-06-30
CYBERTEL COMMUNICATIONS CORP
filed 2001-08-13
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-26913
                       ---------------------------


                       CYBERTEL COMMUNICATIONS CORP.
                       -----------------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        86-0862532
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                      4275 Executive Square, Suite 510
                        La Jolla, California  92037
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (858) 646-7410
                ------------------------------------------

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

                                  7,363,413

                                June 30, 2001


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

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                          June 30, 2001


          ASSETS
Current Assets
  Cash                                                         $   502,409
  Restricted Cash                                                   50,336
  Accounts receivable                                              305,728
  Other current assets                                             119,573
                                                               -----------
     Total Current Assets                                          978,046
                                                               -----------

Equipment, net of $165,750 accumulated depreciation                390,889
Deposits                                                            18,187
                                                               -----------
TOTAL ASSETS                                                   $ 1,387,122
                                                               ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                            $    20,363
  Accounts payable                                                 192,568
  Accrued expenses                                                  61,148
  Dividends payable                                                174,797
                                                               -----------
     Total Current Liabilities                                     448,876

Long-term Debt                                                       5,614
                                                               -----------
Total Liabilities                                                  454,490
                                                               -----------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, 2,043 shares issued and outstanding               2
  Common stock, $.001 par value, 20,000,000
    shares authorized, 7,363,413 shares issued
    and outstanding                                                  7,364
  Paid in capital                                               10,054,501
  Deficit                                                       (9,129,235)
                                                               -----------
     TOTAL STOCKHOLDERS' EQUITY                                    932,632
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,387,122
                                                               ===========

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
         For the Six Months Ended June 30, 2001 and 2000

                                                                  Restated
                                                          2001        2000
                                                  ------------ ------------
Revenues                                          $    673,255 $   243,046
Cost of sales                                          595,451     211,935
                                                  ------------ ------------
  Gross Margin                                          77,804      31,111
                                                  ------------ ------------
Operating Expenses
  Selling                                            (204,300)     (46,589)
  General and administrative                       (1,464,825)  (1,227,407)
  Research and development
  Depreciation                                        (67,160)     (16,376)
  Interest income                                      14,183       45,584
  Interest expense                                    (15,540)    (604,092)
  Minority interest in net loss of a subsidiary        (4,048)
  Gain on sale of marketable securities             1,741,981
                                                  ------------ ------------
                                                          291   (1,848,880)
                                                  ------------ ------------
     Net Income (Loss) from Continuing Operations      78,095   (1,817,769)

     Preferred dividend requirements                (  68,428)
                                                   ------------------------
Net Income (Loss) Available to Common Shareholders
  From Continuing Operations                            9,667   (1,817,769)
                                                   ------------------------

  Loss from discontinued operations, net LDVL       (  82,250)    (290,386)
  Loss from discontinued operations, net LDM        (  50,000)    (199,098)
  Loss from discontinued operations, net Telenomics (  78,677)    (331,461)
  Gain on disposition of discontinued operations, net   9,250
                                                  ------------ ------------
     NET LOSS CHARGED TO COMMON SHAREHOLDERS       $( 192,010) $(2,638,714)
                                                  ============ ============


NET LOSS (excludes preferred dividend requirements)$( 123,580) $(2,638,714)
Other Comprehensive Income
  Reclassification of prior period unrealized
    Gains to Net Income                            (1,171,242)
  Unrealized gain on marketable securities                       4,046,250
                                                   ------------------------
NET COMPREHENSIVE GAIN (LOSS)                     $(1,294,822) $ 1,407,536
                                                  ============ ============

Net income (loss) per common share
   - from continuing operations                         $0.00       $(0.34)
   - from discontinued operations                      $(0.03)      $(0.15)

Weighted average common shares outstanding          6,622,434    5,377,743

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
        For the Three Months Ended June 30, 2001 and 2000

                                                                  Restated
                                                          2001        2000
                                                   ----------- -----------
Revenues                                           $   410,726 $   224,126
Cost of sales                                          230,064     196,722
                                                   ----------- -----------
  Gross Margin                                         180,662      27,404
                                                   ----------- -----------
Operating Expenses
  Selling                                          (   118,160) (   46,589)
  General and administrative                       (   733,295) (  784,702)
  Research and development
  Depreciation                                     (    25,089) (    8,669)
  Interest income                                       12,234      32,243
  Interest expense                                 (     3,939)        966

  Minority interest in net loss (income)
    of a subsidiary                                (     4,048)
  Gain on sale of marketable securities              1,098,161
                                                  ------------ ------------
                                                       225,864  (  806,751)
                                                  ------------ ------------
     Net Gain (Loss) from Continuing Operations        406,526  (  779,347)

     Preferred dividend requirements                   (34,404)

  Loss from discontinued operation, net LDVL        (   77,251) (  211,436)
  Loss from discontinued operations, net LDM                    (   95,627)
  Loss from discontinue operations, net Telenomics  (   78,677) (  120,040)
                                                  ------------ ------------
NET GAIN (LOSS) AVAILABLE TO COMMON SHAREHOLDERS   $   216,194 $(1,206,450)
                                                  ============ ============

NET LOSS (excludes preferred dividend requirements)    $250,598
Other Comprehensive Income
  Reclassification of prior period unrealized
    Gains to Net Income                             (   443,287)
  Unrealized gain on marketable securities                       4,046,250
                                                   -----------------------
NET COMPREHENSIVE GAIN (LOSS)                      $(   192,689)$2,839,800
                                                   ============ ==========

Net gain (loss) per common share
   - from continuing operations                           $0.06     $(0.15)
   - from discontinued operations                        $(0.02)    $(0.08)

Weighted average common shares outstanding            6,919,166  5,342,262

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
         For the Six Months Ended June 30, 2001 and 2000



                                                        2001      2000
                                                  ------------ ------------
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net comprehensive loss                           $(1,363,252)$(1,353,313)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                        67,160      17,901
    Gain on sale of marketable securities           (  570,739)
    Issuance of stock for services                     270,645
    Writedown of investment in subsidiaries              4,048
    Changes in:
      Accounts receivable                               78,153       9,813
      Other current assets                          (   87,497)     25,000
     Net change in discontinued operation               40,686
     Accounts payable                               (  329,144) (  102,550)
     Accrued expenses                                   36,004  (   56,066)
     Accrued dividends                                  68,429
                                                  ------------ ------------
     NET CASH USED BY OPERATING ACTIVITIES          (1,785,507) (1,459,215)
                                                  ------------ ------------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Proceeds from sale of marketable securities         2,249,864
  Purchase of equipment                              (   39,732)(   24,212)
  Note receivable                                               (  150,000)
  Construction in progress                                      (  303,108)
                                                  ------------ ------------
     NET CASH USED BY INVESTING ACTIVITIES           2,210,132  (  477,320)
                                                  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of short-term private debt placement                 (  390,238)
  Proceeds from sale of preferred stock, net of
     costs of fundraising                                        2,830,125
  Proceeds from sale of common stock, net of
     costs of fundraising                               13,000   1,187,199
  Net change in restricted cash                     (   50,336)
  Payments on installment debt                      (   11,017) (   21,299)
  Net change in credit lines                                    (      417)
  Net change in accrued officer salary                          (    1,000)
                                                  ------------ ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES               (48,353)  3,604,370
                                                  ------------ ------------
     NET INCREASE (DECREASE)IN CASH                    376,272   1,667,835
                                                  ------------ ------------
CASH BALANCES
     - Beginning of period                             126,137     643,952
                                                  ------------ ------------

     - End of period                              $    502,409 $ 2,311,787
                                                  ============ ===========

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


NOTE 2   ACQUISITION AND DISPOSITION OF TELENOMICS, INC.

Telenomics, Inc. is a Hewlett Packard Channel Partner, providing telephone and accounting and management software solutions on the HP servers since 1983. It is also a Hewlett Packard equipment reseller of the HP/9000, HP/3000 and HP workstations through a value added national authorized reseller license with Hewlett Packard with a best of class status.

The Company was acquired by the Company in December 1999. After significant losses, the Company ceased funding Telenomics operations in May 2001. Telenomics employees have elected to continue the operation independently and the Company signed an agreement with them to do so. In connection with this agreement, Telenomics employees returned 580,054 shares of the Company of the original 600,000 shares paid by the Company and the Company returned all Telenomics shares it held, representing 100% of the outstanding stock of Telenomics. The Company loaned Telenomics $24,642, repayable at $1,500 monthly beginning August 2001, including 8% interest. Accordingly, the prior period financial statements of the Company for 2000 have been restated to show the operations of Telenomics as a discontinued operation.

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

          As discussed in our 10-KSB for the year ended December 31, 2000, our agreements with Qwest and Level 3 Communications allow us to collocate our Gateway equipment and terminate traffic in areas that we have not or do not intend to locate Gateways. We have very actively begun to employ our affinity group marketing strategy and have added three new affinity groups: Association of Naval Aviation; Changewave.com; and the Federation of Public and Private Employees. Management expects that our marketing efforts will be financed through our fund raising efforts.

          We have also contracted with the Tailhook Association; Miles Ahead Ministries; and the Marine Corps Reserve Officers Association. Each affinity group agreement requires the affinity group to forward a marketing information to the group's members. The marketing information will recommend a telecommunications plan to the members. These plans will include long distance, toll free service, paging, cellular service, Internet access, pre-paid and regular calling cards and other telecommunications services. We will provide each group with a billing summary of all participants' accounts each month and will pay each group a percentage of each participant's net telephone bill. The contracts will be in place for periods of time ranging from 12 months to 36 months, with each group having an option to renew for an additional term.

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

         For the 2001 fiscal year, management projects revenues from our affinity group program to be $2,500,000 and flat rate services to be $1,000,000.

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

               Our present gross monthly consolidated revenues are approximately $150,000 per month, and are insufficient to cover monthly general and administrative expenses of approximately $150,000. The cost of leased telephone lines is in addition to general and administrative expenses.

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

               The initial planned 6 IP Gateways of our Internet Protocol Network, estimated to take approximately three months to complete, depending upon funding, will cost approximately $2,500,000, including hardware, software and setup costs.
               These gateways would allow us to originate telecommunications traffic in 10 cities. A complete Internet Protocol Network throughout the United States would require approximately 56 gateways at a cost of approximately $14,000,000, and, depending upon available funding, as to which we can provide no assurance, would take approximately six months to complete.

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

Results of Operations.
----------------------

Three months ended June 30, 2001, compared to three months ended June 30,
2000.
-----

         Revenues for the three month period ended June 30, 2001, increased to $410,726 as compared to $224,126 for the three month period ended June 30, 2000, as the result of the increase in affinity group marketing.

         General and administrative costs have decreased to $733,295 for the three month period ended June 30, 2001, as compared to $784,702 for the three month period ended June 30, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

Six months ended June 30, 2001, compared to six months ended June 30, 2000.
---------------------------------------------------------------------------

         Revenues for the six month period ended June 30, 2001, increased to $673,255 as compared to $243,046 for the six month period ended June 30, 2000, as the result of the increase in affinity group marketing.

         General and administrative costs have risen to $1,464,825 for the six month period ended June 30, 2001, as compared to $1,227,407 for the six month period ended June 30, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

         Interest expense for the six month period ended June 30, 2001, decreased to $15,540 as compared to $604,092 for the six month period ended June 30, 2000.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $502,409 at June 30, 2001. Management believes that our current cash on hand will be sufficient to meet our expenses during the next 12 months. However, unless we are able to raise substantial additional funding, our plans to expand our IP Gateway may be significantly delayed.

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

Item 5.   Other Information.
----------------------------

          Io May 18, 2001, which is subsequent to the period covered by this Report, the Company rescinded its acquisition of Telenomics, Inc., a California corporation. The Company will return all of the outstanding shares of Telenomics to Telenomics' former stockholders in exchange for the return of all Company shares that the Telenomics stockholders received as part of the acquisition. In addition, the Company is to loan $15,000 to Telenomics, to be repaid at a rate of $1,500 per month, beginning August 1, 2001. The Company is also to loan Telenomics $7,500, to be repaid on December 31, 2001. We have tentatively agreed that the notes will bear interest at the rate of 8% per annum and will be secured by a personal guarantee of Telenomics' principals.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-KSB Annual Report for the year ended December 31, 2001.*

                    *  Incorporated by reference.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYBERTEL COMMUNICATIONS CORP.


Date: August 9, 2001                By:/s/Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director

Date: August 9, 2001                By:/s/Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director

Date: August 9, 2001                By:/s/Paul J. Mills
     --------------                 -------------------------------------
                                    Paul J. Mills
                                    Secretary and Director