Form 10QSB
period 2001-09-30
CYBERTEL COMMUNICATIONS CORP
filed 2001-11-13
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                                  8,329,987

                             September 30, 2001


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

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                        September 30, 2001


          ASSETS
Current Assets
  Cash                                                         $    74,728
  Restricted Cash                                                   50,776
  Accounts receivable                                              231,656
  Other                                                             67,408
                                                               -----------
     Total Current Assets                                          424,568
                                                               -----------

Equipment, net of $200,136 accumulated depreciation                356,503
Deposits                                                             4,111
                                                               -----------
TOTAL ASSETS                                                   $   785,182
                                                               ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                            $    21,329
  Accounts payable                                                 250,162
  Accrued expenses                                                 114,404
  Dividends payable                                                204,339
                                                               -----------
     Total Current Liabilities                                     509,234

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, 1,983 shares issued and outstanding               2
  Common stock, $.001 par value, 20,000,000
    shares authorized, 8,329,987 shares issued                       8,330
  Paid in capital                                               10,380,749
  Deficit                                                      (10,194,133)
                                                               -----------
     TOTAL STOCKHOLDERS' EQUITY                                    194,948
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   785,182
                                                               ===========

                  CYBERTEL COMMUNICATIONS CORP.
                 CONSOLIDATED INCOME STATEMENTS
      For the Nine Months Ended September 30, 2001 and 2000

                                                                  Restated
                                                          2001        2000
                                                  ------------ ------------
Revenues                                          $  1,099,024 $   600,491
Cost of sales                                          993,294     683,094
                                                  ------------ ------------
  Gross Margin                                         105,730     (82,603)
                                                  ------------ ------------
Operating Expenses
  Selling                                            (264,683)    (116,240)
  General and administrative                       (2,429,862)  (1,894,323)
  Depreciation                                       (101,546)     (27,558)
  Interest income                                      17,556       71,552
  Interest expense                                    (17,152)    (604,092)
  Minority interest in net loss of a subsidiary        (4,048)
  Gain on sale of marketable securities             1,741,981      595,098
                                                  ------------ ------------
                                                   (1,057,754)  (1,975,563)
                                                  ------------ ------------
     Net Income (Loss) from Continuing Operations    (952,024)  (2,058,166)

     Preferred dividend requirements                 (103,207)
                                                   ------------------------
Net Income (Loss) Available to Common Shareholders
  From Continuing Operations                       (1,055,231)  (2,058,166)
                                                   ------------------------

  Loss from discontinued operations, net LDVL       (  82,250)    (600,108)
  Loss from discontinued operations, net LDM        (  50,000)    (341,650)
  Loss from discontinued operations, net Telenomics (  78,677)    (488,559)
  Gain on disposition of discontinued operations, net   9,250
                                                  ------------ ------------
     NET LOSS CHARGED TO COMMON SHAREHOLDERS      $(1,256,908) $(3,488,483)
                                                  ============ ============

Other Comprehensive Income
  Reclassification of prior period unrealized
    Gains to Net Income                            (1,171,242)
  Unrealized gain on marketable securities                       2,636,062
                                                   ------------------------
NET COMPREHENSIVE GAIN (LOSS)                     $(2,428,150) $  (852,421)
                                                  ============ ============

Net income (loss) per common share
   - from continuing operations                         $(.15)       $(.38)
   - from discontinued operations                       $(.03)       $(.27)
Weighted average common shares outstanding          7,042,894    5,377,743

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
      For the Three Months Ended September 30, 2001 and 2000

                                                                  Restated
                                                          2001        2000
                                                   ----------- -----------
Revenues                                           $   425,769 $   357,445
Cost of sales                                          397,842     471,159
                                                   ----------- -----------
  Gross Margin                                          27,927    (113,714)
                                                   ----------- -----------
Operating Expenses
  Selling                                          (    60,383) (   69,651)
  General and administrative                       (   965,037) (  666,914)
  Depreciation                                     (    34,386) (   11,182)
  Interest income                                        3,373      25,968
  Interest expense                                 (     1,612)

  Minority interest in net loss of a subsidiary
  Gain on sale of marketable securities                            595,098
                                                  ------------ ------------
                                                   ( 1,058,045) (  126,681)
                                                  ------------ ------------
     Net Gain (Loss) from Continuing Operations    ( 1,030,118) (  240,395)

     Preferred dividend requirements                   (34,779)
                                                  ------------ -----------
  Loss from discontinued operation, net LDVL       ( 1,064,897) (  240,395)
  Loss from discontinued operations, net LDM                    (  142,552)
  Loss from discontinue operations, Telenomics                  (  157,098)
                                                  ------------ ------------
NET GAIN (LOSS) AVAILABLE TO COMMON SHAREHOLDERS  $(1,064,897) $(  849,767)
                                                  ============ ============

Other Comprehensive Income
  Reclassification of prior period unrealized
    Gains to Net Income                                        ( 1,410,188)
  Unrealized gain on marketable securities
                                                   -----------------------
NET COMPREHENSIVE LOSS                             $(1,064,897)$(2,259,955)
                                                   ============ ==========

Net gain (loss) per common share
   - from continuing operations                           $(.14)     $(.15)
   - from discontinued operations                                    $(.24)

Weighted average common shares outstanding            7,870,129  5,782,618

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
         For the Nine Months Ended September 30, 2001 and 2000
                                                                Restated
                                                        2001      2000
                                                  ------------ ------------
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net comprehensive loss                           $(2,428,150)$(  852,420)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                       101,546      27,558
    Unrealized Gain on sale of marketable sec       (  570,739) (2,636,064)
    Gain on sale of marketable securities                       (  595,098)
    Stock issued for services                          599,117     230,104
    Stock issued for interest                                      508,005
    Writedown of investment in subsidiary                4,048
    Changes in:
      Accounts receivable                              152,225  (  296,213)
      Other current assets                          (   35,332)     25,000
      Deposits                                          14,076     (55,406)
     Net change in discontinued operation               40,686      87,512
     Accounts payable                               (  271,552)    197,095
     Accrued expenses                                   89,260  (   31,786)
     Accrued dividends                                 103,208
                                                  ------------ ------------
     NET CASH USED BY OPERATING ACTIVITIES          (2,201,607) (3,391,713)
                                                  ------------ ------------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Proceeds from sale of marketable securities        2,552,444     698,599
  Purchase of marketable securities                 (  302,580) (  690,000)
  Purchase of equipment                              (   39,732)(  359,967)
  Purchase of other investments                                 (   60,000)
  Note receivable                                               (  152,812)
  Construction in progress                                      (  165,299)
                                                  ------------ ------------
     NET CASH USED BY INVESTING ACTIVITIES           2,210,132  (  729,479)
                                                  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of short-term private debt placement                 (  390,238)
  Proceeds from sale of preferred stock, net of
     costs of fundraising                                        2,330,125
  Proceeds from sale of common stock, net of
     costs of fundraising                               13,000   2,816,210
  Repurchase of treasury stock                     (     6,494)
  Net change in restricted cash                     (   50,776)
  Payments on installment debt                      (   15,664) (      966)
                                                  ------------ ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES            (   59,934)  4,755,131
                                                  ------------ ------------
     NET INCREASE IN CASH                               51,409     633,939
                                                  ------------ ------------
CASH BALANCES - Beginning of period                    126,137     386,939
                                                  ------------ ------------
     - End of period                              $     74,728 $ 1,020,878
                                                  ============ ===========

                  CYBERTEL COMMUNICATIONS CORP.
                  NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Communications Corp. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on From 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2000 as reported in Form 10-KSB, have been omitted.


NOTE 2   ACQUISITION AND DISPOSITION OF TELENOMICS, INC.

Telenomics, Inc. ("Telenomics")Telenomics was acquired by the Company in December 1999. After significant losses, the Company ceased funding Telenomics operations in May 2001. Telenomics employees have elected to continue the operation independently and the Company signed an agreement with them to do so. In connection with this agreement, Telenomics employees returned 580,054 shares of the Company of the original 600,000 shares exchanged for Telenomics shares by the Company to the original owners of Telenomics in the 1999 purchase and the Company returned all Telenomics shares it held, representing 100% of the outstanding stock of Telenomics. The Company also loaned Telenomics $24,642, repayable at $1,500 monthly beginning August 2001, including 8% interest. Accordingly, the prior period financial statements of the Company for 2000 have been restated to show the operations of Telenomics as a discontinued operation.

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

          We have also contracted with the Tailhook Association; Association of Naval Aviation; and the Marine Corps Reserve Officers Association. Each affinity group agreement requires the affinity group to forward marketing information to the group's members. The marketing information will recommend a telecommunications plan to the members. These plans will include long distance, toll free service, paging, cellular service, Internet access, pre-paid and regular calling cards and other telecommunications services. We will provide each group with a billing summary of all participants' accounts each month and will pay each group a percentage of each participant's net telephone bill. The contracts will be in place for periods of time ranging from 12 months to 36 months, with each group having an option to renew for an additional term.

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

         For the 2001 fiscal year, management projects revenues of about $1.5 million, with a $150,000 gross margin.

          In arriving at its revenue projections for its affinity groups program, Cybertel assumes that on average each residential customer will use approximately 300 minutes per month at a cost to the customer of approximately $0.069 per minute.

          The cost of goods sold currently reflects the cost of a leased network through which we can transmit customer calls. The cost of goods reflects the use of the telephone lines, billing and collections and customer service. To control costs, we have entered into subcontract arrangements to facilitate billing and collections.

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

               Our present gross monthly consolidated revenues are approximately $100,000 per month, and are insufficient to cover monthly general and administrative expenses of approximately $100,000. The cost of leased telephone lines is $70,000 in addition to general and administrative expenses.

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

Results of Operations.
----------------------

Three months ended September 30, 2001, compared to three months ended September 30, 2000.
-------------------

         Revenues for the three month period ended September 30, 2001, increased to $425,769 as compared to $357,445 for the three month period ended September 30, 2000, as the result of the increase in affinity group marketing.

         General and administrative costs have increased to $965,037 for the three month period ended September 30, 2001, as compared to $666,914 for the three month period ended September 30, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

Nine months ended September 30, 2001, compared to nine months ended September 30, 2000.
---------

         Revenues for the nine month period ended September 30, 2001, increased to $1,099,024 as compared to $600,491 for the nine month period ended September 30, 2000, as the result of the increase in affinity group marketing.

         General and administrative costs have risen to $2,429,862 for the nine month period ended September 30, 2001, as compared to $1,894,323 for the nine month period ended September 30, 2000. Other general and administrative costs, such as payroll, marketing and legal, have increased as the Company has begun to implement its business plan.

         Interest expense for the nine month period ended September 30, 2001, decreased to $17,152 as compared to $604,092 for the nine month period ended September 30, 2000.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $74,728 at September 30, 2001. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months. Unless we are able to raise substantial additional funding, our plans to expand our IP Gateway may be significantly delayed.

          We will need to raise more cash by selling debt or equity securities to continue operations to January, 2002. There can be no guarantee that the required funds will be raised.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-KSB Annual Report for the year ended December 31, 2000.*

                    *  Incorporated by reference.

          (b)  Reports on Form 8-K.

               None; not applicable.
                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYBERTEL COMMUNICATIONS CORP.


Date: 12 Nov. 01                    By: /s/Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director

Date: 12/Nov. 01                    By:/s/Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director

Date: 11-12-2001                    By:/s/Paul J. Mills
     --------------                 -------------------------------------
                                    Paul J. Mills
                                    Secretary and Director