Form 10KSB
period 2001-12-31
CYBERTEL COMMUNICATIONS CORP
filed 2002-04-12
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
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

                         2820 La Mirada Drive, Suite H
                            Vista, California 92083
                            -----------------------
                    (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (858) 646-7410

                          CYBERTEL, COMMUNICATIONS CORP.
                      4320 La Jolla Village Drive, Suite 205
                           San Diego, California 92122
                           ---------------------------
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value Common stock

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
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2001 -
$1,407,183.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 10, 2002 - $2,398,409.42.  There are approximately 10,901,861 shares of common voting stock of the Company held by non-affiliates. These computations are based upon the bid price for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on April 10, 2002.

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

                              March 22, 2002

                                 9,066,861

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of Cybertel Communications Corp., a Nevada corporation (the "Company") from inception through December 31, 1998, see its Registration Statement on Form 10-SB-A3, which was filed with the Securities and Exchange Commission on October 15, 1999, and which is incorporated herein by reference. For a discussion of the Company's business development during the years ended December 31, 1999, and 2000, see its Annual Reports on Form 10-KSB for the years then ended, which were filed with the Securities and Exchange Commission on March 31, 2000, and April 2, 2001, respectively. See the Exhibit Index, Item 13 of this Report.

          On January 15, 2001, our Board of Directors elected Paul Ferandell, Bruce Caldwell, and Richard Schmidt to serve on the Board. The Board also formed an Audit Committee consisting of John Jordan and Bruce Caldwell, and a Compensation Committee consisting of Paul Ferandell, John Jordan and Richard Schmidt.

          In March, 2001, the Company decided to discontinue the operations of its wholly-owned subsidiary, LDVL, Inc., a New Jersey corporation, due to LDVL's significant losses. LDVL had been engaged in the business of reselling xDSL circuits and high speed internet connections.

          In May, 2001, Cybertel reduced its ownwership in Like Dat Music, Inc., a California corporation, to 49%.

          On August 14, 2001, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 to register up to 2,500,000 shares of common stock that may be issued pursuant to its 2000 Stock Option Plan. An additional 2,500,000 shares were registered on June 25, 2001, pursuant to the Company's 2001 Stock Option Plan and 1,500,000 additional shares were registered on November 14, 2001, pursuant to the Company's 2001 Consultants Plan. See the Exhibit Index, Item 13 of this Report.

          In October, 2001, the acquisition of Telenomics, Inc., a California corporation, was rescinded. On December 30, 1999, we had entered into a Reorganization Agreement with Telenomics and all of the stockholders of Telenomics. Under the Reorganization Agreement, we had issued 600,000 "unregistered" and "restricted" shares of our common stock to the Telenomics stockholders in exchange for all of the outstanding voting securities of Telenomics and Telenomics had become a wholly-owned subsidiary of Cybertel on the closing of the Reorganization Agreement.

Business.
---------

          Cybertel Communications Corp. is a provider of long distance voice and data telecommunications services. We use the network switching and transport facilities of Tier I long distance providers such as Qwest, Global Crossing and Call Services, to provide a broad array of integrated long distance telecommunications services such as long distance, calling cards and wireless communications seamlessly and reliably.

Principal Products and Services.
--------------------------------

         Long Distance Service.
         ----------------------

          Cybertel is currently offering "1 plus" and "800" long distance service to residential and business customers. Cybertel's cost to carry traffic ranges from $.042 down to $.02. Management believes it will be successful as a provider of these basic services because of the volume discounts it has been able to negotiate with underlying carriers and its ability to direct customer call traffic over the transmission networks of more than one carrier. We have negotiated pricing with guarantees to the carriers of certain minimum monthly volume. If we do not meet these minimum volumes, we will still be responsible for paying for them. As we expand our network of switching facilities, we will be better able to choose among the transmission networks of different carriers to take advantage of the most favorable rates.

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

          Cybertel is currently offering a mix of other products including talking e-mail. This product allows the customer an ability to listen to e-mail and respond by voice. This product is currently being carried on another carriers network. We have brought out billing function in house. with the use of lock box facilities Cybertel can provide up to date customer service with regard to billing payments.

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


          Agents
          ------

          During 2001 Cybertel began marketing to and signing agreements with agents to develop additional customer bases. Cybertel signed an agreement with TAG Management Group March 7, 2002. Cybertel has signed 20 agent agreements to date.

          Internet Protocol Network.
          --------------------------

          Cybertel is preparing to build a telecommunications network in the United States. We plan to build local networks in 56 cities. The networks will connect with a national long distance network. We will focus primarily on the residential market in order to complement our Affinity Group marketing programs. The Internet Protocol ("IP") based network will provide a full range of communications services including long distance and data transmission as well as other enhanced services to the domestic and international markets. Additionally, we do offer a range of Internet access services at varying capacity levels such as 56 kilobits per second or 1.5 megabits per second. We will offer different features and security levels to meet the needs of our residential and business customers. In June, 1999, we established our first IP Gateway in San Diego, California. The IP Gateway digitizes a communications signal and transports it over the internet.

          During 2001, this initial IP Gateway was turned off.  The initial
volume of track was not substantial enough to warrant it monthly cost.   Our
focus on the launch of the network will be to carry wholesale traffic initially to cover the monthly cost and migrate retail traffic on the network that will produce higher margins.

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

          During 2001 we terminated this agreement until additional funding could be finalized to bring the network operational again.

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

          In September 2001 Cybertel terminated its contract with Worldcom, as we were unable to meet the $1 million per month minimum usage requirement. We settled with Worldcom for a payment of $50,000, which we have accrued but not yet paid.

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

          On March 31, 2001, we signed a Carrier Service Agreement with Global Crossing. Under the Agreement, we agreed to be liable for minimum monthly usage charges ranging from $25,000 in the first month of the Agreement to $275,000 in the 12th and subsequent months.

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

          We face significant competition within the telecommunications industry. Our principal competitors include Level 3, IDT and Delta 3. These three competitors are national. All of these entities have much greater financial, sales and marketing, personnel and other resources than we do. As a result, they may be able to grow faster and more profitably. We believe that consolidation in the telecommunications industry will increase competition.

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

Research and Development.
-------------------------

         Other than developing and expanding its telecommunications network, Cybertel does not intend to undertake any research and development activities. We have incurred research and development expenses of $0 and $208,271 for the periods ended December 31, 2001 and 2000.

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

Number of Employees.
--------------------

         We have 12 full-time employees.

Item 2.  Description of Property.
         ------------------------

         In September, 2000, we began leasing a 4000 square foot telemarketing/customer service center in Vista, California. We pay $3801 per month under our lease, which expires February 28, 2003. See the caption "Legal Proceedings," below, for a discussion of our former facility in La Jolla, California.

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

        On or about August 17, 2001, 75 Montgomery Associates, LLC ("Montgomery") filed an action against the Company and LDVL in Superior Court, Morris County, New Jersey. The action was designated Docket No. MRS-L-2529-
01. In its complaint, Montgomery alleged that LDVL was a tenant under a written lease agreement with Montgomery for certain property located in Jersey City, New Jersey, with monthly rent of $5,127.08 due during the lease term of May 1, 2000, through April 30, 2005. The complaint sought past due rent, future rent and other costs and damages resulting from LDVL's alleged breach of the lease agreement, as well as compensatory damages, treble damages, punitive damages and other costs and damages resulting from waste, spoil, destruction and damage allegedly caused by LDVL. The Company was sued as an "alter ego" of LDVL. The Company filed an answer to the complaint on December 6, 2001, and intends to vigorously defend itself in this action.

        On or about January 25, 2002, which is subsequent to the period covered by this Report, Prudential Home Building Investors, Inc., a New Jersey corporation ("Prudential"), filed a complaint against the Company in the Superior Court of California, County of San Diego, Central Division. The case was designated Case No. GIC 782069, and sought damaged in the amount of $32,000 for unpaid rent on our former La Jolla facility from September, 2001, through December, 2001, when the lease terminated. The Company has accrued this expense.

SCRIBCOR, LDVL



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

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2000                       20.125                 5.00

June 30, 2000                        10.875                 6.00

September 30, 2000                    6.00                  3.00

December 31, 2000                     4.4375                0.8125

March 31, 2001                        1.3125                0.53125

June 30, 2001                         1.33                  0.32

September 30, 2001                    0.56                  0.105

December 31, 2001                     0.51                  0.13

Holders
-------

         The number of record holders of the Company's securities as of the date of this Report is approximately 378.

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

Recent Sales of Unregistered Securities.
----------------------------------------

         The following table reflects the sales of our unregistered securities from inception during the past two years:


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

Capital Growth        11/13/00               2,965          Exercise of
stockholders                                                warrants at $29.65

Three investment       2/12/01             152,000          Investment
advisors                                                    advisory services
                                                            valued at $152,000

Valhalla Capital LLC   4/25/01             200,000          Services valued at
                                                            $64,000

David R. Strawn        4/25/01               1,500          Services valued at
                                                            $480
Merger Communciations
Inc.                   4/25/01              15,000          Services valued at
                                                            $5,100

Richard Schmidt        5/23/01             100,000          Services valued at
                                                            $32,000

Elton Technologies Ltd 5/23/01             250,000          Services valued at
                                                            $80,000
Stacey Mischke         5/23/01               6,000

Walter I. Miller       7/17/01              10,000          Services valued at
                                                            $4,300

Equity Advisors Intl   7/17/01              10,000          Services valued at
                                                            $4,300
Bryan D. Latimer
and Pamela Latimer     7/24/01             110,000          Services valued at
                                                            $62,700

Gary Shafer            7/24/01              75,000          Services valued at
                                                            $42,750

Carla S. Clements      7/24/01             100,000          Services valued at
                                                            $57,000

Merger Communications  8/27/01             270,000          Services valued at
                                                            $91,800

Wall Street Pics LLC   8/27/01              30,000          Services valued at
                                                            $10,200

Darren Carrington      8/27/01              75,000          Services valued at
                                                            $25,500

Bryan D. Latimer
and Pamela Latimer     8/27/01              73,000          Services valued at
                                                            $24,820

Corporate Image Bureau 8/27/01               5,000          Services valued at
                                                            $1,700

Wall Street Daily
Press                  8/27/01              10,000          Services valued at
                                                            $3,400

Janke Lolita          11/13/01              76,923          $18,999.98

David W. Keveaney     11/27/01             448,848          Services valued at
                                                            $205,550

Jason M. Genet        11/27/01             414,375          Services valued at
                                                            $132,600

David W. Keveaney     11/27/01              45,652          $20,999.92

Jason M. Genet        11/27/01              78,125          $25,000

Charles Atkinson      11/30/01              80,000          $15,040

Amber Stanley         12/26/01                 100          Services valued at
                                                            $33

Bruce Arehart         12/26/01                 250          Services valued at
                                                            $82.50

Emily Martone         12/26/01                 100          Services valued at
                                                            $33

Casey Gidley          12/26/01               1,000          Services valued at
                                                            $330

Joe Cannata           12/26/01                 100          Services valued at
                                                            $33

Bill Taffe            12/26/01                 100          Services valued at
                                                            $33

Fred Heald            12/26/01               1,000          Services valued at
                                                            $330

Art Armagost          12/26/01               1,000          Services valued at
                                                            $330

Bret Nixon            12/26/01                 100          Services valued at
                                                            $33

Gary Day              12/26/01                 500          Services valued at
                                                            $165

Leonard Zangani        1/18/02             100,000

American Market
Support                1/22/02              26,400

Investrend
Communications         1/22/02              71,425


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

          (6) We executed an Agreement and Plan of Reorganization with LDVL on June 13, 2000. See the caption "Business Development" of this
              Report.


         Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information about Cybertel prior to the offer, sale or issuance of these "restricted securities." We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), pursuant to Section 4(2).

          We have taken the following factors into account in determining the valuations of these shares: (i) the fact that the shares are "restricted";
(ii) the limited market for our common stock on the OTC
Bulletin Board of the NASD; (iii) the historically low book value per share; and (iv) our history of limited revenues.

Item 6.  Management's Discussion and Analysis.
         -------------------------------------

Plan of Operations.
-------------------

         Cybertel began actively marketing in April, 1999. During the calendar year ended December 31, 2001, the Company produced revenues of $1,407,183, with net loss available to common stockholders from continuing operations of $1,717,934. Subject to receipt of sufficient funding, in the next 12 months, we intend to employ 56 IP Gateways throughout the United States in order to transport long-haul Voice Over the Internet traffic, both domestically and internationally. Voice Over the Internet, or "VOIP," is long distance voice traffic transported as digital electronic data packets over the internet. Our financing requirements in this regard are discussed under the heading "Liquidity," below.

          We have contracted with the Tailhook Association; Miles Ahead Ministries; Association of Naval Aviation; the Federatin of Public and Private Employees and the Marine Corps Reserve Officers Association. Each affinity group agreement requires the affinity group to forward a marketing piece to its members. The marketing pieces will recommend a telecommunications plan to the members. These plans will include long distance, toll free service, paging, cellular service, internet access, pre-paid and regular calling cards and other telecommunications services. We will provide each group with a billing summary of all participants' accounts each month and will pay each group a percentage of each participant's net telephone bill. The contracts will be in place for periods of time ranging from 12 months to 36 months, with each group having an option to renew for an additional term.

          We have begun to build an agent network to conduct direct marketing and supplement our affinity group marketing programs. We anticipate 30% of new business will come from new agents such as TAG Management Group. We have begun our telemarketing efforts, through which we contact members of the Marine Corps Reserve Officers Association and the Tailhook Association.

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

          We did not meet our revenue expectations in 2001. Cybertel needs additional funding to market to the affinity groups. See "Liquidity" for a discussion of financing.

          We believe that our selling, general and administrative costs will be reduced through the subcontracting of significant services such as billing and collections and customer service. The maintenance of our Internet Protocol Network and the marketing to and maintenance of affinity group relationships will be our largest costs.

          The telecommunication industry is highly competitive and requires abundant capital. We plan to build our own IP Network so that we can control our prices. To build this network, we have sought out internet-compatible technology.

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the following factors:

               Cybertel's business operations have yet to generate a profit.

               Our present gross monthly consolidated revenues are approximately $125,000 per month, and are insufficient to cover monthly general and administrative expenses of approximately $80,000. The cost of leased telephone lines is in addition to general and administrative expenses.

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

          Actual results may differ significantly from those projected in any forward-looking statements.

Results of Operations.
----------------------

          During the calendar years ended December 31, 2001, and 2000, we had net loss available to common stockholders from continuing operations of $1,717,934 and $3,198,844, respectively. Losses from discontinued operations were $218,706 and $1,844,604, resulting in net loss of $1,818,300 and $4,900,994. We received revenues of $1,407,183 and $1,037,442 in our two most recent calendar years.

Liquidity and Capital Resources.
--------------------------------

          At December 31, 2001, we had total assets of $506,074, as compared with total assets of $2,926,972 at December 31, 2000, as restated for the acquisition of LDVL during 2000 and the disposition of LDVL and partial disposition of Like Dat Music during 2001.

          We had cash resources of $19,923 and $158,161, respectively, at December 31, 2001 and 2000. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          December 31, 2001 and 2000

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 2001

          Consolidated Income Statements for the years ended
          December 31, 2001 and 2000

          Statements of Consolidated Stockholders' Equity for the years ended December 31, 2001 and 2000

          Statements of Consolidated Cash Flows for the years ended December 31, 2001 and 2000

          Notes to the Financial Statements

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
   Cybertel Communications Corp.
   Vista, California

We have audited the accompanying consolidated balance sheet of Cybertel Communications Corp. as of December 31, 2001 and the related statements of consolidated income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybertel Communications Corp. as of December 31, 2001 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Cybertel will continue as a going concern. As shown in the financial statements, Cybertel incurred net losses of $1,818,300 and $4,900,994 in 2001 and 2000, respectively, and has a working capital deficiency of $462,473 and a stockholders' deficit of $236,203 as of December 31, 2001. Cybertel's management is attempting to raise sufficient additional capital through sales of stock, but has not done so as of March 25, 2002. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Malone & Bailey, PLLC
MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


March 25, 2002

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                        December 31, 2001


          ASSETS
Current Assets
  Cash                                                         $    19,923
  Restricted Cash                                                   51,089
  Accounts receivable, net of allowance for doubtful
    accounts of $93,601                                            208,792
                                                               -----------
     Total Current Assets                                          279,804
                                                               -----------
Equipment, net of $234,480 accumulated depreciation                222,159
Deposits                                                             4,111
                                                               -----------
TOTAL ASSETS                                                   $   506,074
                                                               ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                            $    16,273
  Accounts payable                                                 413,429
  Accrued expenses                                                  96,297
  Dividends payable                                                216,278
                                                               -----------
     Total Current Liabilities                                     742,277
                                                               -----------

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, 1,833 shares issued and outstanding               2
  Common stock, $.001 par value, 20,000,000
    shares authorized, 8,851,136 shares issued
    and outstanding                                                  8,851
  Paid in capital                                               10,628,809
  Deficit                                                      (10,873,865)
                                                               -----------
     TOTAL STOCKHOLDERS' EQUITY                                   (236,203)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   506,074
                                                               ===========

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
          For the Years Ended December 31, 2001 and 2000

                                                                (restated)
                                                      2001         2000
                                                  -----------  -----------
Revenues                                          $ 1,407,183  $ 1,037,442
Cost of sales                                       1,150,852    1,231,488
                                                  -----------  -----------
                                                      256,331     (194,046)

Operating Expenses
  Selling                                            (313,180)    (234,771)
  General and administrative                       (2,944,185)  (2,323,239)
  Bad Debts                                          (105,000)
  Asset Impairment                                   (100,000)    (100,000)
  Depreciation                                       (135,890)     (70,349)
  Interest and other (income)                          20,957       81,924
  Interest (expense)                                  (18,542)    (602,793)
  Writedown of investments in securities
    and joint venture                                             (400,614)
  Gain on sale of marketable securities             1,739,915      787,498
                                                  -----------  -----------
     Total Operating Expense                       (1,855,925)  (2,862,344)
                                                  -----------  -----------
     Net Loss from Continuing Operations           (1,599,594)  (3,056,390)
     Preferred dividend requirements               (  118,340)    (142,454)
                                                  -----------  -----------
     Net Loss Available to Common Shareholders
      from Continuing Operations                   (1,717,934)  (3,198,844)

  Gain on disposition of discontinued
    operation, net                                      9,252      242,994
  Loss from discontinued operations - LDVL            (82,251)  (1,159,391)
  Loss from discontinued operations - LDM             (54,048)    (499,985)
  Loss from discontinued operations - Telenomics      (91,659)    (428,222)
                                                  -----------  -----------
     Net Loss from Discontinued Operations           (218,706)  (1,844,604)
                                                  -----------  -----------
     NET LOSS                                     $(1,818,300) $(4,900,994)

  Reclassification of prior period unrealized
    gains to net income                            (1,171,242)
  Unrealized gain on marketable securities                       1,171,242
                                                  -----------  -----------
     NET COMPREHENSIVE LOSS                       $(2,989,541) $(3,729,753)
                                                  ===========  ===========

Net (loss) per common share
   - from continuing operations                        $(0.23)      $(0.54)
   - from discontinued operations                      $(0.03)      $(0.33)

Weighted average common shares
  outstanding                                       7,004,739    5,631,578

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 2001 and 2000
                                                                  Stock
                            Preferred Stock     Common Stock    Subscrip.
                            Amount       $     Amount     $     Receivable
                           --------     --- ----------  ------- ----------
Balances,
December 31, 1999                            5,215,309   $5,215  $(119,500)

Stock issued
-for cash                   3,000       $3     600,145      600
-less costs of fundraising
-for services                                   31,234       31
-for debt interest

Renegotiation of stock for
  prior year services                       (   62,000)    ( 62)

Conversion of
  preferred stock          (  700)      (1)    268,167      268

Payment of preferred stock
  dividends in common shares                     9,996       10

Unrealized gain on
  marketable securities

Writeoff of stock
 subscription receivable                                           119,500

Net (loss)
                           ------        -   ---------   ------  ---------
Balances,
December 31, 2000           2,300       $2   6,062,856   $6,062  $       0
                           ------       --   ---------   ------  =========
Stock issued for:
- cash                                         410,700      411
- services                                   1,906,973    1,907

Unrealized gain on
  marketable securities

Conversion of preferred
  stock to common stock      (467)             990,264      991

Payment of preferred stock
  dividends in common shares                    68,295       68
Preferred stock dividends
Cancellation of Telenomics
  shares                                      (570,054)    (570)
Adjustment on purchase and
  re-sale of shares
Repurchase of shares                           (17,900)     (18)

Net loss
                         --------      ---   ---------   ------
Balances,
  December 31, 2001         1,833       $2   8,851,134   $8,851
                         ========      ===   =========   ======

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 2001 and 2000

                                Paid-in    Comprehensive   Retained
                                Capital       Income       Deficit    Totals
                               ----------    ----------   ---------- ---------
Balances,
December 31, 1999              4,232,773                (3,893,777)   224,711

Stock issued
-for cash                      5,668,075                            5,668,678
-less costs of fundraising    (  604,476)                          (  604,476)
-for services                    241,973                              242,004
-for debt interest               508,005                              508,005

Renegotiation of stock for
  prior year services         (  310,000)                          (  310,062)

Conversion of
  preferred stock             (      267)

Payment of preferred stock
  dividend in common shares       23,603                               23,613

Preferred stock dividends                               (  142,454)(  142,454)

Unrealized gain on
  marketable securities                     $1,171,242              1,171,242

Writeoff of stock
 subscription receivable                                              119,500

Net (loss)                                              (4,900,994)(4,900,994)
                             -----------    ---------- ----------- ----------
Balances
December 31, 2000             $9,759,686    $1,171,242 $(8,937,225)$1,999,767
                             ===========    ========== =========== ==========
Stock issued for:
- cash                            91,728                               92,139
- services                       763,457                              765,364

Unrealized gain on
  marketable securities                     (1,171,242)            (1,171,242)
Conversion of preferred
  stock to common                   (989)

Payment of preferred stock
  dividends in common shares      20,835                               20,903
Preferred stock dividends                                 (118,340)  (118,340)
Cancellation of Telenomics
  shares                             570
Adjustment on purchase and
  re-sale of shares               (4,224)                              (4,224)
Repurchase of shares              (2,254)                              (2,270)

Net loss                                                (1,818,300)(1,818,300)
                             -----------    ---------- ----------- ----------
Balances,
  December 31, 2001          $10,628,809    $        0$(10,873,865)$( 236,203)
                             ===========    ========== =========== ==========

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
          For the Years Ended December 31, 2001 and 2000
                                                               (restated)
                                                       2001        2000
                                                   ----------- -----------
CASH FLOWS USED BY OPERATING ACTIVITIES
  Net comprehensive loss                           $(2,989,541)  $(1,884,120)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                       135,890        70,349
    Stock issued for services                          765,364       242,004
    Stock issued for interst                                         508,005
    Renegotiation of stock issued during prior year               (  310,062)
    Gain on sale of marketable securities                         (  787,480)
    Unrealized gain on marketable securities        (  568,673)   (1,171,242)
    Asset impairment writedown                         100,000       100,000
    Allowance for doubtful accounts                     83,601        10,000
    Writedown of stock subscription receivable                       119,500
    Writedown of investments in marketable seucrities                400,614
    Current year writedowns of cash investments made    44,734     1,084,033
    Changes in:
      Accounts receivable                               91,488    (  393,881)
     Other current assets                                         (    7,076)
     Accounts payable                               (   62,131)      364,434
     Accrued expenses                                   71,154
                                                   -----------   -----------
     NET CASH USED BY OPERATING ACTIVITIES          (2,328,114)   (1,654,922)
                                                   -----------   -----------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of equipment                             (   39,732)   (  516,434)
  Purchase of marketable securities                 (  302,580)   (1,088,697)
  Proceeds from sale of marketable securities        2,550,378       967,680
  Deposits made                                                   (   13,687
  Investments in subsidiaries                                     (2,659,595)
                                                   -----------   -----------
     NET CASH USED BY INVESTING ACTIVITIES           2,208,066    (3,310,733)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable                                      (  390,238)
  Proceeds from sale of preferred stock                            3,000,000
  Proceeds from sale of common stock                    92,139     2,668,075
  Costs of fundraising                                            (  604,476)
  Proceeds from new installment debt                                  35,107
  Loss on stock purchased and resold                (    4,244)
  Re-purchase of common stock                       (    2,252)
  Payments on installment debt                      (   20,721)   (    4,219)
                                                   -----------    ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                64,922     4,704,853
                                                   -----------    ----------
     NET DECREASE IN CASH                           (   55,126)   (  260,802)

CASH BALANCES
     - Beginning of period                             126,137       386,939
                                                   -----------    ----------
     - End of period                               $    71,011    $  126,137
                                                   ===========    ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                    $    17,152    $  632,531

         See accompanying summary of accounting policies and notes to financial statements.

                  CYBERTEL COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business. Cybertel Communications Corp. ("Cybertel") was incorporated in Nevada in June, 1996. Cybertel sells telecommunications services to commercial and individual customers and began operations in 1997.


In December 1999 and June 2000, Cybertel acquired Telenomics, Inc. ("Telenomics"), LDVL, Inc. ("LDVL"), and Like Dat Music, Inc. ("LDM") by exchanging stock in transactions recorded using the pooling-of-interests method of accounting. All three entities were dissolved or sold back to their founders in 2001.

The 2000 statements show the operations of all three as discontinued items. Both LDVL and LDM were closed in March 2001. Cybertel ceased funding Telenomics in May 2001, and operations were transferred back to the founders of Telenomics in June 2001.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Revenue recognition occurred when products or services are delivered.
Cybertel earns a fractional portion of long-distance charges as a referral fee. In addition, Cybertel purchases time from carriers and resells it to its customers.

Investments. Equity investments in public companies are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income and expense.

Equipment is computer-related and is stated at cost. Depreciation is computed by the straight-line method using rates based on estimated 3- to 5-year lives of the related assets.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asets' carrying amount. Cybertel wrote down the carrying value of its switching equipment by $100,000 in each of 2001 and 2000.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Loss per Share. Basic loss per share equals net loss divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2001 or 2000.

Stock options are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans.

New Accounting Principles. Cybertel does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

Reclassifications. Certain prior years' amounts have been reclassified to conform with the current year presentation.


NOTE 2 - ACQUISITION AND DISPOSITION OF LDVL

LDVL was a company that resold xDSL circuits, high speed internet connections, through a network of Regional Bell Operating Company sales agents and other top tier dealers within the United States in major metropolitan areas such as New York City, Philadelphia, Chicago, and Los Angeles. LDVL began operations during September 1999.

Cybertel acquired 100% of LDVL in June 2000. After significant losses, Cybertel ceased LDVL operations in March 2001. Accordingly, year 2000 period financial statements of Cybertel show LDVL as a discontinued operation.

Net sales and income from the discontinued LDVL operation are as follows:

                                                        2001        2000
                                                    ----------- -----------
     Net sales                                      $    15,610 $    46,918
     Pretax loss from discontinued operation         (   82,251) (1,159,392)
     Pretax gain on disposal                              9,252     231,442
                                                    =========== ===========

Assets and liabilities of the discontinued LDVL operation were as follows:

                                                                  2000
                                                               -----------
     Current assets                                            $    24,745
     Equipment, net                                                 35,694
     Current liabilities                                        (  251,774)
     Long-term liabilities                                      (   40,107)
                                                               -----------
     Net assets of discontinued operation                      $(  231,442)
                                                               ===========


NOTE 3 - ACQUISITION AND DISPOSITION OF LDM

LDM is a full-service digital music producer and licensing agent for post-scoring, lyrics and sound design. LDM sells to ad agencies, networks, and multi-media companies. Cybertel acquired LDM in December 1999, by exchanging stock in a transaction originally recorded using the pooling-of-interests method of accounting.

NOTE 3 - ACQUISITION AND DISPOSITION OF LDM

In March 2001, Cybertel returned control of LDM to its founding stockholder by contributing 51% of LDM back to LDM. That individual transferred his original consideration received (100,000 shares of Cybertel stock) to Cybertel investors, who in turn transferred $50,000 cash to LDM. This transaction was recorded as a writedown of $4,213 to a net carrying value of $4,048. The remaining amount was written off later in 2001.

Net sales and income from the discontinued LDM operation are as follows:

                                                        2001        2000
                                                    ----------- -----------
     Net sales                                      $    29,511 $    46,918
     Pretax loss from discontinued operation         (   54,048) (  499,985)
     Pretax gain on disposal                                  0      52,238
                                                    =========== ===========

Assets and liabilities of the discontinued operation were as follows:

                                                                  2000
                                                               -----------
     Current assets                                            $     1,014
     Equipment, net                                                  5,000
     Current liabilities                                        (   58,252)
                                                               -----------
     Net assets of discontinued operation                      $(   52,238)
                                                               ===========


NOTE 4 - ACQUISITION AND DISPOSITION OF TELENOMICS, INC.

Telenomics, Inc. is a Hewlett Packard Channel Partner, providing telephone and accounting and management software solutions on the HP servers since 1983. It is also a Hewlett Packard equipment reseller of the HP/9000, HP/3000 and HP workstations through a value added national authorized reseller license with Hewlett Packard with a best of class status.

Cybertel acquired Telenomics Inc. in December 1999 and ceased funding Telenomics operations in May 2001. In connection with an agreement to dissolve Cybertel's ownership, Telenomics employees returned 570,054 shares of Cybertel of the original 600,000 shares paid by Cybertel and Cybertel returned all Telenomics shares it held, representing 100% of the outstanding stock of Telenomics. Cybertel loaned Telenomics $24,642, repayable at $1,500 monthly beginning August 2001, including 8% interest. Accordingly, Cybertel's year 2000 financial statements show the operations of Telenomics as a discontinued operation.

The note receivable from Telenomics was written off later in 2001 as uncollectible.

Net sales and income from the discontinued Telenomics operation are as follows:

                                                        2001       2000
                                                    ----------- -----------
     Net sales                                      $   231,910 $   796,523
     Pretax loss from discontinued operation         (   91,659) (  428,222)
     Pretax (loss) on disposal                                0  (   40,686)
                                                    =========== ===========

NOTE 4 - ACQUISITION AND DISPOSITION OF TELENOMICS, INC.

Assets and liabilities of the discontinued operation were as follows:
                                                                    2000
                                                               -----------
     Current assets                                            $   211,562
     Equipment, net                                                 53,639
     Current liabilities                                        (  224,515)
                                                               -----------
     Net assets of discontinued operation                      $    40,686
                                                               ===========


NOTE 5 - INVESTMENTS

Cybertel purchased 90,000 shares of Sonus Networks, Inc.(Sonus), a publicly traded company, in May 2000 for $690,000. Later in 2000, Cybertel sold 33,500 shares for $967,680 in cash, resulting in a realized gain of $787,498. The remaining 66,500 shares were sold for $2,550,378, resulting in a realized gain of $1,739,915.

During 2000, Cybertel invested $165,299 in a Nicaraguan telephone switching equipment joint venture and $235,315 in two unrelated companies. These amounts, totaling $400,614, were written off entirely in 2000.


NOTE 6 - NOTES PAYABLE

In November and December 1999, Cybertel obtained net proceeds of $390,238 in loans with a face value of $500,000. These were paid when due in 2000, including interest of $769,762, allocated $144,093 to 1999 and $625,669 to 2000.


NOTE 7 - INSTALLMENT DEBT

Cybertel capitalized three equipment leases payable in 2 to 9 equal remaining monthly installments totaling $2,136, using a 10% discount factor. The debt is secured by the equipment, with a net book value of $16,273 as of December 31, 2001. This entire amount is due in 2002.


NOTE 8 - INCOME TAXES

As of December 31, 2001, Cybertel has approximately $9,500,000 in unused net operating loss carryforwards which expire $250,000 in 2014, 1,150,000 in 2018 $2,200,000 in 2019, $4,700,000 in 2020 and $1,200,000 in 2021.

NOTE 9 - PREFERRED STOCK

Cybertel raised $3,000,000, less fundraising costs of $169,875, for net proceeds of $2,830,125 in February 2000 in connection with a private placement of 3,000 shares of 6% Convertible Preferred Stock. This preferred stock is convertible to Cybertel common stock at any time at a formula approximating market value. 225,000 warrants with an exercise price of $16.86 were issued to investors in connection with this funding. An additional 437 shares were converted to 1,058,559 shares of common stock during 2001.

NOTE 10 - COMMON STOCK

In 2000, Cybertel sold 600,144 common shares, raising $2,234,077 net, after fundraising costs of $434,601.

General and administrative expenses paid in stock were $765,364 and $242,004 in 2001 and 2000, respectively. A consultant who had been paid with 77,000 shares of Cybertel stock during 1999 returned 62,000 of these shares to Cybertel upon renegotiation of his contract during September 2000. This is accounted for as a reduction of general and administrative expense of $310,062 in 2000.


NOTE 11 - OPERATING LEASES

Cybertel vacated their office space in La Jolla in first quarter 2002 to consolidate all operations in the Vista California office. Minimum lease payments due are $45,612 in 2002.


NOTE 12   EMPLOYMENT AGREEMENTS

Cybertel signed 3-year employment agreements with 5 key employees, all dated in October 1999 or December 1999. These agreements prohibit Cybertel from terminating any of these employees without cause. Total annual salaries guaranteed by these agreements are $571,000.


NOTE 13   PURCHASE COMMITMENTS

Cybertel is obligated to pay $11,815,216 in minimum service agreement payments to 4 major carriers over the next three years, with $3,008,912 due in 2002, $4,556,304 due in 2003 and $4,250,000 due in 2004.


NOTE 14 - STOCK OPTIONS AND WARRANTS

Cybertel's 2001 Stock Option Plan provides for the grant of incentive stock options qualifying under the Internal Revenue Code to Cybertel's officers and other employees and the grant of non-qualified options to its directors, employees and consultants. In addition, Cybertel issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuances are administered by Cybertel's Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Both options and warrants carry certain anti-dilution provisions concerning stock dividends or splits, mergers and reorganizations.

Cybertel uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25 and allowed by FASB Statement 123. During the year ended December 31, 2001, no compensation expense was recognized for the issuance of these options and warrants, because no option prices were below market prices at the date of grant. In addition, 44,625 warrants and no options have been exercised during the two years ended December 31, 2001. As of December 31, 2001, 225,000 outstanding warrants were issued in connection with fundraising and 51,783 outstanding warrants issued

NOTE 14 - STOCK OPTIONS AND WARRANTS


in connection with the acquisition of LDVL. Summary information regarding options and warrants is as follows:


                                        Weighted                Weighted
                                        average                 average
                               Options  Share Price  Warrants   Share Price
                              --------- -----------  --------   -----------
None outstanding at Dec. 31, 1999
Year ended December 31, 2000:
   Granted                    2,000,000       $2.95   321,408        $13.09
  Exercised                                          ( 44,625)          .01
                              ---------       -----  --------        ------
Outstanding at Dec. 31, 2000: 2,000,000       $2.95   276,783        $13.09
                              ---------       -----  --------        ------
  Granted                       847,000         .32         0             0
  Exercised                           0           0         0             0
                              ---------       -----  --------        ------
Outstanding at Dec 31,
 2001                         2,847,000       $2.11   276,783        $13.09
                              =========       =====  ========        ======


Options outstanding and exercisable as of December 31, 2001:

                                - - Outstanding - -            Exercisable
                               Number      Remaining              Number
  Exercise Price             of Shares        life              of Shares
                             ----------    ---------           ----------
     $ .90                    1,000,000      5 years            1,000,000
      5.00                    1,000,000      5 years            1,000,000
       .32                      847,000    2.5 years              282,333
                             ----------                        ----------
                              2,922,000                         2,922,000
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
                            ==========                         ==========


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                                                     2001         2000
                                                  ----------- -----------
     Net loss  - As reported                     $(1,818,300)$(4,900,995)
               - Pro forma                        (1,853,528) (8,999,912)

     Net loss per common share
               - As reported                          $(0.26)     $(0.87)
               - Pro forma                             (0.26)      (1.60)

Variables used in the Black-Scholes option-pricing model include (1) 4% and 5% risk-free interest rate for 2001 and 2000, respectively, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

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



                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Richard D.            CEO             6/96            *
Mangiarelli           President       6/96            *
                      Director        6/96            *

Paul J. Mills         Chairman        6/96            3/02
                      Director        6/96            3/02
                      Secretary       6/96            3/02

John E. Jordan        Director        6/96            *

Bruce G. Caldwell     Director        1/01            *

Paul Ferandell        Director        1/01            *

Richard F. Schmidt    Director        1/01            *
                      CFO

          * These persons presently serve in the capacities indicated.

         Paul J. Mills passed away in March, 2002.

Business Experience.
--------------------

         Richard D. Mangiarelli, Chief Executive Officer, President and Director. Mr. Mangiarelli is 60 years old. In 1985, he founded USA Energy Corporation, a licensed general and electrical contractor dedicated to energy conservation contracting. He was the Chief Operating Officer of Fulham Company, an electronic ballast manufacturer, from 1993 to 1995. Mr. Mangiarelli holds a BA degree from the University of Connecticut and an MBA degree from Pepperdine University. He is a licensed general contractor and licensed electrical contractor and is retired from the United States Marine Corps at the rank of Colonel.

          John E. Jordan, Director. Mr. Jordan is 64 years of age. In 1959, he founded the Jordan Companies, a group of privately held, diversified companies engaged in energy related engineering, manufacturing and marketing activities, defense and aerospace consulting and international negotiations and representation. He has served as chief executive officer and president of these companies for over 20 years. Mr. Jordan is a graduate of Stanford University, the Marine Corps Command and Staff College, the National Defense University-Industrial College of the Armed Force program, the Naval War College, and served as an Officer in both the U.S. Air Force and the Marine Corps.

          Bruce G. Caldwell, Ed.D., Director. Dr. Caldwell is 60 years of age. He is the owner of CeramixGolf.com, a golf club manufacturing firm in Carlsbad, California. After retiring from a career in education that spanned 25 years, Dr. Caldwell became the Vice President of national sales for Public Storage Incorporated and was a Registered Principal with P.S. Securities. He retired from that career after 10 years of service. He was also a partner in the ownership of Conroy's Flowers, a national flower franchise company. He sold his interest in Conroy's Flowers and became the Vice President of Development for Pixel Inc., a digital multi-media production firm.

          Paul Ferandell, Director. Mr. Ferandell is 57 years of age. He founded Ferandell Tennis Courts, Inc. in 1975 and has five offices located throughout California that service the building, resurfacing and maintenance of commercial and residential tennis courts throughout the State of California.

          Richard F. Schmidt, Director and Chief Financial Officer. Mr. Schmidt, age 39, has an extensive background in corporate finance, with over 15 years of direct financial and tax management experience. Mr. Schmidt is currently Cybertel's Chief Financial Officer. He is responsible for all aspects of treasury management, public reporting and investor relations.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Richard D. Mangiarelli; John E. Jordan; and Paul J. Mills each filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on September 9, 1999. On or about December 23, 1999, the 6M Family Trust, which is controlled by Mr. Mangiarelli's family, transferred approximately 570,000 shares of the Company's common stock to Mr. Mangiarelli's adult children. In addition, Mr. Jordan has sold his shares through a family trust. To the best knowledge of management, no Form 4 Statements of Changes in Beneficial Ownership were filed with respect to these transactions.

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

                           Long Term Compensation

                    Annual Compensation   Awards       Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)        (h)    (i)

                                              Secur-
                                              ities             All
Name and   Year or               Other  Rest- Under-     LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying      Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options    outs  ensat'n
-----------------------------------------------------------------

Richard
Mangiarelli  12/31/99  49,038 -0-   -0-   -0-     -0-         -0-  -0-
CEO, Pres.   12/31/00 200,000 -0-   -0-   -0-   2,000,000(1)  -0-  -0-
and Director 12/31/01 163,577 -0-   -0-   -0-     500,000(2)

Paul J.
Mills        12/31/99  -0-    -0-   -0-   -0-     -0-          -0-  -0-
Secretary    12/31/00  -0-    -0-   -0-   -0-     -0-          -0-  -0-
and Chairman 12/31/01  -0-    -0-   -0-   -0-     -0-          -0-  -0-

John E.
Jordan       12/31/99  -0-    -0-   -0-   -0-     -0-          -0-  -0-
Director     12/31/00  -0-    -0-   -0-   -0-     -0-          -0-  -0-
             12/31/01  -0-    -0-   -0-   -0-     -0-          -0-  -0-

Richard F.
Schmidt      12/31/99  -0-    -0-   -0-   -0-     -0-          -0-  -0-
Director     12/31/00 100,000 -0-   -0- 100,000(3)-0-          -0-  -0-
CFO and      12/31/01 118,000 -0-   -0-   -0-     260,000(4)   -0-  -0-
Director


          (1) On January 5, 2000, we granted to Mr. Mangiarelli options to purchase up to 1,000,000 shares of "unregistered" and "restricted" common stock at a price of $5.00 per share. On November 27, 2000, we granted to Mr. Mangiarelli options to purchase an additional 1,000,000 such shares at a price of $0.90 per share. All of these options have vested and are exercisable for a period of five years.

          (2) These options are exercisable at $0.32 per share and vest in equal pro rata amounts over three years, beginning in May, 2001. A total of 97,222 options vested in 2001.

          (3) These shares vest in equal pro rata amounts over three years.

          (4) These options are exercisable at $0.32 per share and vest in equal pro rata amounts over three years, beginning in May, 2001. A total of 50,555 options vested in 2001.

Compensation of Directors.
--------------------------

          We do not have any arrangements to compensate our directors for any services provided as a director. We do not pay any additional amounts to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

          On October 1, 1999, we entered into Employment Agreements with Richard Mangiarelli and Richard Schmidt. Each of these Agreements lasts for a period of three years. Upon the first anniversary of each Agreement, and each anniversary afterward, the Agreements will be automatically extended unless we give each employee written notice within 30 days of the anniversary date. Mr. Mangiarelli receives a salary of $200,000. From October 1, 1999, to January 31, 2000, Mr. Schmidt's salary was $5,000 per month. On February 1, 2000, it increased to $100,000 per year. On October 1, 2000, Mr. Schmidt's salary increased to $125,000. Messrs. Mangiarelli and Schmidt are also entitled to the same benefits as other Cybertel executives receive, including paid vacation and holidays and leaves of absence. In addition, we agreed to issue 100,000 "unregistered" and "restricted" shares of our common stock to Mr. Schmidt in 36 equal monthly installments, beginning November 1, 1999.

          The Employment Agreements also permit Messrs. Mangiarelli and Schmidt to receive 90 days' salary if Cybertel terminates them without good reason, and a lump sum payment within 30 days of termination if Cybertel terminates them for good reason. Other than these provisions, we do not have any employment contracts, compensatory plans or arrangements which would result in payments to any director or executive officer because of his or her resignation, retirement or other termination of employment with us or our subsidiaries, any change in control of Cybertel, or a change in the person's responsibilities following a change in control of Cybertel.

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

                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class(1)
----------------     ------------------           --------

Richard D. Mangiarelli (2)    12,000                 0.13%
2820 La Mirada Drive, #H
Vista, California
92083

John E. Jordan                   -0-                 0.0%
2820 La Mirada Drive, #H
Vista, California
92083

Bruce G. Caldwell, Ed.D          -0-                 0.0%
2820 La Mirada Drive, #H
Vista, California
92083

Paul Ferandell                53,000                 0.48%
2820 La Mirada Drive, #H
Vista, California
92083

Richard F. Schmidt           100,000                 1.10%
2820 La Mirada Drive, #H
Vista, California
92082


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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of the its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Cybertel has no parents.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K dated December 30, 1999, filed January 14, 2000 and amended June 20, 2001.

Exhibits
--------

Exhibit
Number               Description
------               -----------

21                   Subsidiaries

DOCUMENTS INCORPORATED BY REFERENCE

     Registration Statement on Form 10-SB-A3, filed October 15, 1999.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, filed March 31, 2000.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed April 2, 2001.

     S-8 Registration Statement filed on August 14, 2000, and amended on June 25, 2001.

     S-8 Registration Statement filed November 14, 2001.



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYBERTEL COMMUNICATIONS CORP.



Date:  4-12-02                           /s/ Richard D. Mangiarelli
      --------------                    ---------------------------
                                        Richard D. Mangiarelli
                                        CEO, President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       CYBERTEL COMMUNICATION CORP.



Date: 4-12-02                           /s/ Richard D. Mangiarelli
     ---------------                   ---------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director


Date: 4-12-02                           /s/ John E. Jordan
     ---------------                   -------------------
                                       John E. Jordan
                                       Director


Date: 4/12/02                           /s/ Richard F. Schmidt
     ---------------                   -----------------------
                                       Richard F. Schmidt
                                       Chief Financial Officer and Director