Form 10QSB
period 2002-03-31
CYBERTEL COMMUNICATIONS CORP
filed 2002-05-14
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                                  9,323,960

                               March 31, 2002


                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

                  CYBERTEL COMMUNICATIONS CORP.
                          BALANCE SHEET
                          March 31, 2002


          ASSETS
Current Assets
  Cash                                                         $    90,561
  Restricted Cash                                                   51,313
  Accounts receivable, net of allowance for doubtful
     accounts of $92,797                                           222,874
 Prepaid expenses                                                    8,840

                                                               -----------
     Total Current Assets                                          373,588
                                                               -----------
Equipment, net of $255,989 accumulated depreciation                124,730
Other assets                                                        80,031
                                                               -----------
TOTAL ASSETS                                                   $   578,349
                                                               ===========

     LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
 Note payable advance                                          $    49,984
 Installment debt                                                   11,309
 Accounts payable and accrued expenses                             652,355
 Dividends Payable                                                 243,090
                                                               -----------
     Total Current Liabilities                                     956,738
                                                               -----------
Note payable, net of unamortized loan costs of $75,607             124,393
                                                               -----------
     Total Liabilities                                           1,081,131

STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, 1,833 shares issued and outstanding               2
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 9,323,960 shares issued and outstanding              9,324
  Paid in capital                                               10,711,629
  Deficit                                                      (11,223,737)
                                                               -----------
     TOTAL STOCKHOLDERS' DEFICIT                               (   502,782)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   578,349
                                                               ===========

                  CYBERTEL COMMUNICATIONS CORP.
                  CONSOLIDATED INCOME STATEMENTS
        For the Three Months Ended March 31, 2002 and 2001
                                                              (restated)
                                                    2002          2001
                                                 -----------  -----------
Revenues                                          $  318,537  $   262,529
Cost of sales                                        192,829      365,387
                                                 -----------  -----------
  Gross Margin                                       125,708     (102,858)

Operating Expenses
  Selling                                           ( 27,277)    ( 86,140)
  General and administrative                        (399,665)    (732,308)
  Depreciation                                      ( 21,509)    ( 42,071)
  Interest and other (income)                            688        1,949
  Interest (expense)                                (  1,005)    ( 11,601)
  Gain on sale of marketable securities                           643,820
                                                 -----------  -----------
     Total Operating Expense                        (448,768)    (226,351)
                                                 -----------  -----------
  Net Loss from Continuing Operations               (323,060)    (329,209)
  Preferred dividend requirements                   ( 26,812)    ( 34,026)
                                                  -----------  -----------
  Net Loss Available to Common Shareholders
    from Continuing Operations                      (349,872)    (363,235)

Loss from discontinued operations - LDVL                         ( 55,000)
Loss from discontinued operations   LDM                          (  4,048)
Loss from discontinued operations   Telenomics                   (111,024)
                                                              -----------
  Net Loss from Discontinued Operations                          (170,072)
                                                 -----------  -----------
NET LOSS                                            (323,060)    (499,281)

Unrealized gain on marketable securities                         (352,253)
                                                 -----------  -----------
NET COMPREHENSIVE LOSS                           $  (323,060)  $ (851,534)
                                                 ===========  ===========
Net loss per common share
   - from continuing operations                       $(0.04)      $(0.06)
   - from discontinued operations                                   (0.03)

Weighted average common shares outstanding          9,161,822   6,338,547

                  CYBERTEL COMMUNICATIONS CORP.
              STATEMENTS OF CONSOLIDATED CASH FLOWS
        For the Three Months Ended March 31, 2002 and 2001
                                                               (restated)
                                                     2002          2001
CASH FLOWS USED IN OPERATING ACTIVITIES            ----------- -----------
  Net comprehensive loss                           $  (323,060)$  (851,534)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                        21,509      42,071
    Stock issued for services                           44,543      22,000
Loss from discontinued operations                                  170,072
    Gain on sale of marketable securities                         (643,820)
    Unrealized gain on marketable securities                       352,253
    Allowance for doubtful accounts                   (    804)
  Changes in:
    Accounts receivable                               ( 13,278)    113,850
    Other current assets                              (  8,840)      5,371
    Accounts payable and accrued expenses              142,630    ( 72,965)
                                                   ----------- -----------
     NET CASH USED IN OPERATING ACTIVITIES            (137,300)   (862,702)
                                                   ----------- -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of equipment                                           (  6,600)
  Proceeds from sale of marketable securities                      643,820
  Investments in subsidiaries                                     ( 55,779)
                                                               -----------
     NET CASH USED IN INVESTING ACTIVITIES                         581,441
                                                               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from brokerage margin loan                              230,798

  Proceeds from sale of common stock                    42,500      13,000
  Costs of fundraising                                (  3,750)
  Proceeds from new notes payable                      174,377
  Payments on installment debt                        (  4,964)   (  4,773)
                                                   ----------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              208,163     239,025

NET INCREASE (DECREASE) IN CASH                         70,863    ( 42,236)

CASH BALANCES
     - Beginning of period                              71,011     126,137
                                                   ----------- -----------
     - End of period                               $   141,874 $    83,901
                                                   =========== ===========

                  CYBERTEL COMMUNICATIONS CORP.
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Communications Corp. ("Cybertel") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2001 as reported in the 10-KSB have been omitted.


NOTE 2   NOTE PAYABLE ADVANCE

In January 2002, $49,984 was advanced to Cybertel under an agreement to purchase Cybertel common stock. As of May 6, 2002, the terms of the agreement were not finalized. The $49,984 is carried as a current note payable until the agreement is finalized.


NOTE 3   NOTE PAYABLE

In March 2002, Cybertel issued a promissory note for $200,000 that bears interest of 8% and matures in March 2007. The holder has the right at any time to convert any unpaid principal and accrued interest into Cybertel's common stock. The conversion price will be the lower of $.216 per share or 80% of the three lowest closing bid prices for Cybertel's common stock for the thirty days prior to but not including the conversion date.

In connection with the note, Cybertel issued 200,000 warrants to purchase Cybertel common stock at an exercise price of $.33 per share that expire in March 2007.

Of the $200,000 gross proceeds, $75,607 was paid to consultants and attorneys for costs in connection with raising the funds. The net proceeds to Cybertel totaled $124,393.


NOTE 4   COMMON STOCK

In January 2002, Cybertel sold 25,000 shares of common stock for $.20 per share for total proceeds of $5,000. Also, in January 2002 Cybertel issued 197,825 shares of common stock for services valued at $44,543.

In February 2002, Cybertel sold 250,001 shares of common stock for $.15 per share for gross proceeds of $37,500 and net proceeds of $33,750 after offering costs of $3,750.

NOTE 5   RESTATEMENTS

In December 1999 and June 2000, Cybertel acquired Telenomics, Inc. ("Telenomics"), LDVL, Inc. ("LDVL"), and Like Dat Music, Inc. ("LDM") by exchanging stock in transactions recorded using the pooling-of-interests method of accounting. All three entities were closed or sold back to their founders in 2001.

The 2001 statements show the operations of all three as discontinued items. Both LDVL and LDM were closed in March 2001. Cybertel ceased funding Telenomics in May 2001, and operations were transferred back to the founders of Telenomics in June 2001.

Item 2.   Management's Discussion and Analysis.
-----------------------------------------------

Results of Operations.
----------------------

Three months ended March 31 2002, compared to three months ended March 31,
2001.
-----

         Revenues for the three month period ended March 31, 2002, increased to $318,537 as compared to $262,529 for the three month period ended March 31, 2001, as the result of the increase in affinity group marketing.

         General and administrative costs have decreased to $399,665 for the three month period ended March 31, 2002, as compared to $732,308 for the three month period ended March 31, 2001. Other general and administrative costs, such as payroll, marketing and legal, have decreased as the Company has begun to implement its business plan.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $90,561 at March 31, 2002. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months. Unless we are able to raise substantial additional funding, our plans to expand our IP Gateway may be significantly delayed.

          We will need to raise more cash by selling debt or equity securities to continue operations to January, 2002. There can be no guarantee that the required funds will be raised.

Forward Looking Statement.
--------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the telecommunications industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the telecommunications industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the telecommunications industry, the development of products and that may be superior to the products and services offered by the Company, demand for telecommunications, competition, changes in the quality or composition of the Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          On or about January 25, 2002, Prudential Home Building Investors, Inc., a New Jersey corporation ("Prudential"), filed a complaint against the Company in the Superior Court of California, County of San Diego, Central Division. The case was designated Case No. GIC 782069, and sought damages in the amount of $32,000 for unpaid rent on our former La Jolla facility from September, 2001, through December, 2001, when the lease terminated. The Company has accrued this expense.


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

                                    CYBERTEL COMMUNICATIONS CORP.


Date: 5-13-02                       By: /s/Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director

Date: 5-13-02                       By:/s/Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director

Date: 5-14-02                       By:/s/John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director