Form 10QSB
period 2002-06-30
CYBERTEL COMMUNICATIONS CORP
filed 2002-08-13
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                                  10,553,961

                                June 30, 2002


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


                  CYBERTEL COMMUNICATIONS CORP.
                          BALANCE SHEET
                          June 30, 2002


          ASSETS
Current Assets
  Cash                                                        $     14,022

  Restricted Cash                                                   51,517

  Accounts receivable, net of allowance for doubtful
     accounts of $90,570                                           238,073

 Prepaid expenses                                                    4,277

                                                              ------------
     Total Current Assets                                          307,889
                                                              ------------
Equipment, net of $273,633 accumulated depreciation                107,086

Other assets                                                        80,031
                                                              ------------
TOTAL ASSETS                                                  $    495,006
                                                              ============

     LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities

 Installment debt                                             $      5,989

 Due to related parties                                             36,102

 Accounts payable and accrued expenses                             806,464

 Dividends payable                                                 270,505
                                                              ------------
     Total Current Liabilities                                   1,119,060
                                                              ------------
Note payable, net of unamortized loan costs of $71,827             128,173
                                                              ------------
     Total Liabilities                                           1,247,233
                                                              ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, 1,833 shares issued and outstanding               2

  Common stock, $.001 par value, 20,000,000 shares
    authorized, 10,553,961 shares issued and outstanding            10,554

  Paid in capital                                               10,866,883
  Deficit                                                      (11,629,666)
                                                              ------------
     TOTAL STOCKHOLDERS' DEFICIT                               (   752,227)
                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    495,006
                                                              ============


                          CYBERTEL COMMUNICATIONS CORP.
                          CONSOLIDATED INCOME STATEMENTS
     For the Three Months and Six Months Ended June 30, 2002 and 2001

                              Three Months           Six Months
                              Ended June 30,         Ended June 30,
                              (restated)               (restated)
                      2002         2001             2002        2001
                     ---------    -----------      ---------    -----------

Revenues             $ 305,172    $   410,726      $ 623,709    $   673,255

Cost of sales          197,899        230,064        390,728        595,451
                     ---------    -----------      ---------    -----------
  Gross Margin         107,273        180,662        232,981         77,804

Operating Expenses

 Selling               (20,128)      (118,160)       (47,405)      (204,300)

 General and admin.   (440,147)      (733,295)      (839,812)    (1,464,825)

 Depreciation          (17,644)      ( 25,089)       (39,153)       (67,160)

 Interest and other
  income                   653         12,234          1,341         14,183

 Interest expense       (8,521)        (3,939)        (9,526)       (15,540)

 Minority interest
  in net loss of
  subsidiary                           (4,048)                       (4,048)

 Gain on sale
  of marketable
  securities                        1,098,161                     1,741,981
                     ---------     ----------       ---------    -----------

Net Income
 (Loss) from
 Continuing
 Operations           (378,514)       406,526       (701,574)        78,095

Preferred
 dividend
 requirements          (27,415)       (34,402)       (54,227)       (68,428)
                      ---------     ----------      ---------    -----------
Net Income
 (Loss) Available
 to Common
 Shareholders
 from Continuing
 Operations           (405,929)       372,124       (755,801)         9,667
                     ---------     ----------      ---------    -----------

Net Loss from
 Discontinued
 Operations                          (155,928)                     (201,677)
                     ---------     ----------      ---------    -----------

NET INCOME (LOSS)     (378,514)       250,598       (701,574)      (192,010)

Reclassification of
 prior period
 unrealized gains
 to net loss                         (443,287)                   (1,171,242)

                      ---------    ----------      ---------    -----------

NET COMPREHENSIVE
 LOSS                 $(378,514)  $  (192,689)    $ (701,574)   $(1,294,824)
                      =========    ==========      =========    ===========

Basic & diluted
 earnings (loss)
 per common share

- from continuing
 operations           $    (.04)  $       .05     $     (.08)   $       .00

- from discontinued
 operations                              (.02)                         (.03)

Weighted average
 common shares
 outstanding          9,608,961     6,919,166      9,385,391      6,622,434




                           CYBERTEL COMMUNICATIONS CORP.
                       STATEMENTS OF CONSOLIDATED CASH FLOWS
                    For the Six Months Ended June 30, 2002 and 2001


                                                               (restated)
                                                     2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES


  Net comprehensive loss                            $  (701,574) $(1,294,824)

  Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation                                         39,153       67,160

    Stock issued for services                           146,043      270,645

    Gain on sale of marketable securities                           (570,739)

    Allowance for doubtful accounts                      (3,031)

    Current year writedowns of cash investments made                  44,734

    Amortization of loan costs                            3,780

  Changes in:

    Accounts receivable                                 (26,250)      78,153

    Other current assets                                 (4,277)     (87,497)

    Accounts payable and accrued expenses               301,739     (293,139)
                                                    -----------  -----------
     NET CASH USED IN OPERATING ACTIVITIES             (244,417)  (1,785,507)
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                              (39,732)

  Proceeds from sale of marketable securities                      2,249,864
                                                                 -----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                     2,210,132
                                                                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                     92,484       13,000

  Costs of fundraising                                   (3,750)

  Proceeds from new notes payable                       124,393

  Payments on installment debt                          (10,284)     (11,017)

  Advances by related parties                            36,102
                                                    -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               238,945        1,983
                                                    -----------  -----------
NET INCREASE (DECREASE) IN CASH                          (5,472)     426,608

CASH BALANCES
     - Beginning of period                               71,011      126,137
                                                    -----------  -----------
     - End of period                                $    65,539  $   552,745
                                                    ===========  ===========

                 CYBERTEL COMMUNICATIONS CORP.
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Communications Corp. ("Cybertel") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Cybertel's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2001 as reported in the 10-KSB have been omitted.


NOTE 2   DUE TO RELATED PARTIES

In June 2002, $36,102 was advanced to Cybertel by two related parties.


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

In January 2002, $49,984 was advanced to Cybertel under an agreement to purchase Cybertel common stock. In April 2002, 250,001 shares of common stock were issued for approximately $.20 per share.

In May 2002, Cybertel issued 30,000 shares of common stock as payment of $5,000 owed to a vendor.

In April and June 2002, Cybertel issued 950,000 shares of common stock for services valued at $101,500.

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

The 2001 restatements reclassify these amounts as discontinued operations.

Item 2.   Management's Discussion and Analysis.
-----------------------------------------------

Results of Operations.
----------------------

Three months ended June 30, 2002, compared to three months ended June 30,
2001.
-----

         Revenues for the three month period ended June 30, 2002, decreased to $305,172 as compared to $410,726 for the three month period ended June 30, 2001, as the result of the discontinuance of our fixed cost business.

         Selling expenses and general and administrative costs have decreased to $20,128 and $440,147, respectively, for the three month period ended June 30, 2002, as compared to $118,160 and $733,295, respectively, for the three month period ended June 30, 2001. The reasons for these decreases were our reduction in overhead expenses, including personnel and rent.

         During the three months ended June 30, 2002, we had a net loss from continuing operations of $378,514, as compared to net income of $406,526 in the year-ago period. In addition to the foregoing factors, this decrease is partially the result of a gain on marketable securities of $1,098,161 in 2001.

          After taking into account preferred dividend requirements of $27,415 and $34,402, respectively, net income (loss) available to common stockholders from continuing operations was ($405,929) during the three months ended June 30, 2002, and $372,124 during the three months ended June 30, 2001.

         The Company's 2001 financial statements have been restated to show the operations of Telenomics, Inc.; LDVL, Inc.; and Like Dat Music, Inc. as discontinued operations, as each of these entities was either dissolved or sold back to its founders in 2001. Net loss in the three months ended June 30, 2002, was $378,514, as compared to net income of $250,598 during the three months ended June 30, 2001, after accounting for a net loss from these discontinued operations of $155,928 in that period.

         After reclassification of unrealized gains to net loss of $443,287 in the three months ended June 30, 2001, the Company had a net comprehensive loss of $192,689, as compared to the net comprehensive loss of $378,514 in the three months ended June 30, 2002.

Six months ended June 30, 2002, compared to six months ended June 30, 2001.
---------------------------------------------------------------------------

         The Company received revenues of $623,709 during the six months ended June 30, 2002. In the six months ended June 30, 2001, revenues were $673,255.

         Operating expenses and general and administrative expenses during the six month period ended June 30, 2002, declined to $47,405, and $839,812, respectively, from $204,300 and $1,464,825, respectively, in the year-ago period. These declines resulted from the discontinuance of our fixed cost business.

         Net income (loss) from continuing operations was ($701,574) during the six months ended June 30, 2002, as compared to $78,095 during the six months ended June 30, 2001. Again, this change is partly due to a gain on sale of marketable securities of $1,741,981 in the 2001 period. After accounting for preferred dividend requirements of $54,227 and $68,428, net income (loss) available to common stockholders from continuing operations was ($755,801) and $9,667, respectively.

         Net loss was $701,574 during the six months ended June 30, 2002. During the six months ended June 30, 2001, the Company had a net loss from discontinued operations of $201,677, resulting in a net loss of $192,010. After reclassification of unrealized gains to net loss of $1,171,242 in the six months ended June 30, 2001, the Company had net comprehensive losses of $701,574 and $1,294,824 respectively, in the six months ended June 30, 2002, and June 30, 2001.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $14,022 at June 30, 2002. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months. Unless we are able to raise substantial additional funding, our plans to expand our IP Gateway may be significantly delayed.

          In June, 2002, two related parties advanced $36,102 to the Company. We will need to raise more cash by selling debt or equity securities to continue operations into the fourth quarter of 2002. There can be no guarantee that the required funds will be raised.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          On or about January 25, 2002, Prudential Home Building Investors, Inc., a New Jersey corporation ("Prudential"), filed a complaint against the Company in the Superior Court of California, County of San Diego, Central Division. The case was designated Case No. GIC 782069, and sought damages in the amount of $32,000 for unpaid rent on our former La Jolla facility from September, 2001, through December, 2001, when the lease terminated. The Company has accrued this expense. This case is still pending.

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

               None; not applicable.

          (b)  Reports on Form 8-K.

               None; not applicable.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYBERTEL COMMUNICATIONS CORP.


Date: 08/13/02                   By: /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director


Date: 8/13/02                    By: /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director


Date: Aug. 8, 2002               By: /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Cybertel Communications Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Richard D. Mangiarelli, Chief Executive Officer and President, and Richard Schmidt, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge and belief:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: 8/13/02                         /s/ Richard D. Mangiarelli
           ------------                    -----------------------------
                                           Richard D. Mangiarelli, Chief
                                           Executive Officer and President


     Dated: 8/13/02                         /s/ Richard Schmidt
           ------------                    -----------------------------
                                           Richard Schmidt, Chief Financial
                                           Officer