Form 10QSB
period 2002-09-30
CYBERTEL COMMUNICATIONS CORP
filed 2002-11-14
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                                  37,196,077

                              November 13, 2002


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

                  CYBERTEL COMMUNICATIONS CORP.
                    CONSOLIDATED BALANCE SHEET
                     As of September 30, 2002


          ASSETS
Current Assets
  Cash                                                        $     55,350
  Restricted Cash                                                   51,715
  Accounts receivable, net of allowance for doubtful
     accounts of $90,160                                           230,736
 Prepaid expenses                                                    6,617
 Investment in UBC                                                   2,000
                                                              ------------
     Total Current Assets                                          346,418
                                                              ------------
Equipment, net of $282,835 accumulated depreciation                 77,210
Other assets                                                        80,031
                                                              ------------
TOTAL ASSETS                                                  $    503,659
                                                              ============

     LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
 Installment debt                                             $      5,701
 Accounts payable and accrued expenses                             949,585
 Dividends payable                                                 313,117
 Note payable                                                       60,000
                                                              ------------
     Total Current Liabilities                                   1,328,403
                                                              ------------
Note payable, net of unamortized loan costs of $68,047             131,953
                                                              ------------
     Total Liabilities                                           1,460,356
                                                              ------------

STOCKHOLDERS' DEFICIT
  Class A convertible preferred stock, $.001 par value,
    5,000,000 shares authorized, 1,833 shares issued
    and outstanding                                                      2
  Class B preferred stock, $.001 par value, 45,000,000
    authorized, 65,000 shares issued and outstanding                    65
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 29,993,176 shares issued and outstanding            29,993
  Paid in capital                                               11,230,033
  Deficit                                                      (12,216,790)
                                                              ------------
     TOTAL STOCKHOLDERS' DEFICIT                               (   956,697)
                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    503,659
                                                              ============

                 CYBERTEL COMMUNICATIONS CORP.
                 CONSOLIDATED INCOME STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001

                              Three Months           Nine Months
                              Ended September 30,    Ended September 30,
                                   (restated)               (restated)
                               2002     2001         2002        2001
                            ---------  -----------   ---------  -----------
Revenues                    $ 288,117  $   425,769   $ 911,826  $ 1,099,024
Cost of sales                 167,564      397,842     558,293      993,294
                            ---------  -----------   ---------  -----------
  Gross Margin                120,553       27,927     353,533      105,730

Operating Expenses
  Selling                    ( 15,519)  (   60,383) (   62,924)  (  264,683)
  General and admin.         (614,420)  (  965,037) (1,454,231)  (2,429,862)
  Depreciation               ( 17,300)  (   34,386) (   56,452)  (  101,546)
  Interest and other
   income                         616        3,373       1,956       17,556
  Interest expense           (  9,467)  (    1,612) (   18,993)  (   17,152)
  Other income                  1,000                    1,000
  Gain on sale of
   marketable securities                                          1,741,981
  Loss on sale of fixed
   asset                     (  9,976)              (    9,976)
                            ---------  ----------- -----------  -----------
Net Loss from
 Continuing Operations       (544,513)  (1,030,118) (1,246,087)  (  947,976)
Preferred dividend
 requirements                ( 41,612)  (   34,779) (   95,839)  (  103,207)
                            ---------  ----------- -----------  -----------
Net Loss Available to
 Common Shareholders
 from Continuing
 Operations                  (586,125)  (1,064,897) (1,341,926)  (1,051,183)
                            ---------  ----------- -----------  -----------
Net Loss from
 Discontinued Operations                                         (  205,725)
                            ---------  ----------- -----------  -----------
NET LOSS                     (586,125)  (1,064,897) (1,341,926)  (1,256,908)

Reclassification of prior
 period unrealized gains
 to net loss                                                     (1,171,242)
                            ---------  ----------- -----------  -----------
NET COMPREHENSIVE LOSS      $(586,125) $(1,064,897)$(1,341,926) $(2,428,150)
                            =========  =========== ===========  ===========
Basic & diluted loss
  per common share
- from continuing operations    $(.03)       $(.14)      $(.11)       $(.15)
- from discontinued operations                                         (.03)

Weighted average common
 shares outstanding        18,290,267    7,870,129  12,353,683    7,042,894

                  CYBERTEL COMMUNICATIONS CORP.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended September 30, 2002 and 2001

                                                               (restated)
                                                     2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES               ----------- -----------
  Net comprehensive loss                           $(1,341,926)$(2,428,150)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                        56,452     101,546
    Loss on sale of assets                               9,976
    Stock issued for services                          421,988     599,117
    Gain on sale of marketable securities                       (  570,739)
    Allowance for doubtful accounts                 (    3,434)
    Current year writedowns of cash investments made                44,734
    Amortization of loan costs                           7,560
  Changes in:
    Accounts receivable                             (   18,510)    152,225
    Other current assets                            (    6,617) (   21,256)
    Accounts payable and accrued expenses              442,861  (  182,292)
    Accrued dividends                                   95,839     103,208
                                                   ----------- -----------
     NET CASH USED IN OPERATING ACTIVITIES          (  335,811) (2,201,607)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                         (   39,732)
  Proceeds from sale of fixed assets                     2,600
  Proceeds from sale of marketable securities                    2,552,444
  Purchase of marketable securities                             (  302,580)
                                                   ----------- -----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES           2,600   2,210,132
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                   257,523      13,000
  Costs of fundraising                              (    3,750)
  Proceeds from new notes payable                      184,393
  Payments on installment debt                      (   10,572) (   15,664)
  Advances by related parties                           36,671
  Repayment of related party advances               (   35,000)
  Purchase of treasury stock                                    (    6,494)
                                                   ----------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              369,265  (    9,158)
                                                   ----------- -----------
NET CHANGE IN CASH                                      36,054  (      633)

CASH BALANCES
     - Beginning of period                              71,011     126,137
                                                   ----------- -----------
     - End of period                               $   107,065 $   125,504
                                                   =========== ===========

                 CYBERTEL COMMUNICATIONS CORP.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


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


NOTE 2   INVESTMENT IN UBC

On August 7, 2002, Cybertel purchased AWI Technologies, Inc. for $1,000. On August 30, 2002, Cybertel sold AWI Technologies, Inc. to Universal Broadband Communications, Inc. ("UBC") for 2,000,000 shares of UBC. On August 28, 2002, Cybertel entered into a consulting agreement with UBC. UBC issued Cybertel 1,000,000 shares of UBC in connection with the agreement. On September 12, 2002, Cybertel declared a dividend for shareholders of record as of September 24, 2002. The dividend will consist of approximately 1,000,000 shares of UBC. As of September 30, 2002, the shares had not been distributed.


NOTE 3   DUE TO RELATED PARTIES

During the nine months ended September 30, 2002, $36,671 was advanced to Cybertel by two related parties. $35,000 was repaid in cash and $1,671 was repaid with 80,952 shares of Cybertel common stock.


NOTE 4   NOTE PAYABLE

In March 2002, Cybertel issued a promissory note for $200,000 bearing interest of 8% and maturing in March 2007. The holder has the right at any time to convert any unpaid principal and accrued interest into Cybertel's common stock. The conversion price will be the lower of $.216 per share or 80% of the three lowest closing bid prices for Cybertel's common stock for the thirty days prior to but not including the conversion date.

In connection with the note, Cybertel issued 200,000 warrants to purchase Cybertel common stock at an exercise price of $.33 per share that expire in March 2007.

Of the $200,000 gross proceeds, $75,607 was paid to consultants and attorneys for costs in connection with raising the funds. The net proceeds to Cybertel totaled $124,393.

In the third quarter, Cybertel issued a promissory note for $60,000 bearing interest of 10% and maturing in September 2003.

NOTE 5   COMMON STOCK

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

In the third quarter, Cybertel issued 7,698,263 shares of common stock for services valued at $273,020 and 3,750,000 shares of common stock for cash proceeds of $105,038. 7,910,000 shares of common stock were issued for a stock subscription. The proceeds from the subscription were not finalized as of September 30, 2002.


NOTE 6   CLASS B PREFERRED STOCK

In July 2002, the board of directors created a second class of preferred stock. Class B preferred stock is not convertible, has no dividend preferences, but does have 100 votes per share.

In July 2002, 65,000 shares of Class B preferred stock were issued to five shareholders for services valued at $2,925.


NOTE 7   AMENDMENT TO ARTICLES OF INCORPORATION

In July 2002, Cybertel amended their articles of incorporation to increase authorized common stock from 20,000,000 shares to 300,000,000 shares and to increase authorized preferred stock from 5,000,000 shares to 50,000,000 shares.


NOTE 8   FORMATION OF WHOLLY OWNED SUBSIDIARIES

On August 19, 2002, Cybertel formed Cybertel Holdings and Cybertel Financial International as wholly owned subsidiaries of Cybertel. Neither subsidiary had any activity as of September 30, 2002.


NOTE 9   RESTATEMENTS

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

Item 2.   Management's Discussion and Analysis.
-----------------------------------------------

Results of Operations.
----------------------

Three months ended September 30, 2002, compared to three months ended September 30, 2001.
-------------------

         Revenues for the three month period ended September 30, 2002, decreased to $288,117 as compared to $425,769 for the three month period ended September 30, 2001, as the result of the discontinuance of our fixed cost business.

         Selling expenses and general and administrative costs have decreased to $15,519 and $614,420, respectively, for the three month period ended September 30, 2002, as compared to $60,383 and $965,037, respectively, for the three month period ended September 30, 2001. The reasons for these decreases were our reduction in overhead expenses, including personnel and rent.

         During the three months ended September 30, 2002, we had a net loss from continuing operations of $544,513, as compared to $1,030,118 in the year-ago period.

          After taking into account preferred dividend requirements of $41,612 and $34,779, respectively, net loss available to common stockholders from continuing operations was ($586,125) during the three months ended September 30, 2002, and ($1,064,897) during the three months ended September 30, 2001.

         The Company's 2001 financial statements have been restated to show the operations of Telenomics, Inc.; LDVL, Inc.; and Like Dat Music, Inc. as discontinued operations, as each of these entities was either dissolved or sold back to its founders in 2001. Net loss in the three months ended September 30, 2002, was $586,125, as compared to $1,064,897 during the three months ended September 30, 2001.

Nine months ended September 30, 2002, compared to nine months ended September 30, 2001.
---------

         The Company received revenues of $911,826 during the nine months ended September 30, 2002. In the nine months ended September 30, 2001, revenues were $1,099,024.

         Selling expenses and general and administrative expenses during the nine month period ended September 30, 2002, declined to $62,924, and $1,454,231, respectively, from $264,683 and $2,429,862, respectively, in the year-ago period. These declines resulted from the discontinuance of our fixed cost business.

         Net loss from continuing operations was ($1,246,087) during the nine months ended September 30, 2002, as compared to ($947,976) during the nine months ended September 30, 2001. This change is partly due to a gain on sale of marketable securities of $1,741,981 in the 2001 period. After accounting for preferred dividend requirements of $95,839 and $103,207, net loss available to common stockholders from continuing operations was ($1,341,926) and ($1,051,183), respectively.

         Net loss was $1,341,926 during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, the Company had a net loss from discontinued operations of $205,725, resulting in a net loss of $1,256,908. After reclassification of unrealized gains to net loss of $1,171,242 in the nine months ended September 30, 2001, the Company had net comprehensive losses of $1,341,926 and $2,428,150 respectively, in the nine months ended September 30, 2002, and September 30, 2001.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $55,350 at September 30, 2002. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months. Unless we are able to raise substantial additional funding, our plans to expand our IP Gateway may be significantly delayed.

          During the nine months ended September, 2002, two related parties advanced $36,671 to the Company. $35,000 was repaid in cash and $1,671 was repaid with 80,952 shares of Cybertel common stock. We will need to raise more cash by selling debt or equity securities to continue operations into the fourth quarter of 2002. There can be no guarantee that the required funds will be raised.

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

Item 3.   Controls and Procedures.
----------------------------------

     An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

        On or about August 17, 2001, 75 Montgomery Associates, LLC ("Montgomery") filed an action against the Company and its former subsidiary, LDVL, Inc., in Superior Court, Morris County, New Jersey. The action was designated Docket No. MRS-L-2529-01. In its complaint, Montgomery alleged that LDVL was a tenant under a written lease agreement with Montgomery for certain property located in Jersey City, New Jersey, with monthly rent of $5,127.08 due during the lease term of May 1, 2000, through April 30, 2005. The complaint sought past due rent, future rent and other costs and damages resulting from LDVL's alleged breach of the lease agreement, as well as compensatory damages, treble damages, punitive damages and other costs and damages resulting from waste, spoil, destruction and damage allegedly caused by LDVL. The Company was sued as an "alter ego" of LDVL. The Company filed an answer to the complaint on December 6, 2001, and is continuing to defend itself in this action.

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

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities.
          ----------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that the Company has sold during the quarterly period ended September 30, 2002, and since then, which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares     Consideration
-------------            --------       ------     -------------

Paul Ferandell           7-30-02        200,000    Services valued at $0.02
                                                   per share

A.G. Spencer Corp.       9/9/02         500,000    Services valued at $0.02
                                                   per share

Edwin Miller            9/13/02         176,500    Services valued at $0.02
                                                   per share

Art Armagost            9/20/02          80,952    Services valued at $0.02
                                                   per share

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

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          On July 10, 2002, our Board of Directors unanimously resolved to issue a total of 65,000 shares of its Class B preferred stock to the following persons in consideration of services valued at $2,925, with each share to have 100 votes:

          Stockholder                   Number of Shares
          -----------                   ----------------

          Richard Mangiarelli           30,000

          Richard Schmidt               20,000

          John Jordan                    5,000

          Bruce Caldwell                 5,000

          Paul Ferandell                 5,000


          The Class B common stock is not convertible and has no dividend preference.

          Immediately after the issuance of these Class B preferred shares, the holders of these shares voted to amend the Company's Articles of Incorporation to increase the authorized common stock from 20,000,000 shares to 300,000,000 shares and to increase the authorized preferred stock from 5,000,000 shares to 50,000,000 shares.

Item 5.   Other Information.
----------------------------

          On August 7, 2002, we purchased AWI Global Technologies, Inc., a Nevada corporation ("AWI"), for $1,000. AWI was a recently formed development stage company with no assets and no liabilities.

          On August 30, 2002, we sold all of the issued and outstanding shares of common stock of AWI to Universal Broadband Communications, Inc. ("UBC") in exchange for 2,000,000 shares of UBC's common stock. This transaction was disclosed in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on September 9, 2002, and which is incorporated herein by reference.

          We entered into a consulting agreement with UBC on August 28, 2002. Pursuant to the consulting agreement, we received 1,000,000 shares of UBC's common stock. We declared a dividend of these shares for our stockholders of record as of September 24, 2002.

          On August 19, 2002, we formed two wholly-owned subsidiaries, Cybertel Holdings and Cybertel Financial International. As of September 30, 2002, neither of these subsidiaries had had any activity.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None; not applicable.

          (b)  Reports on Form 8-K.

               8-K Current Report filed September 9, 2002.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYBERTEL COMMUNICATIONS CORP.


Date: Nov. 11, 2002                  /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director


Date: Nov. 14, 2002                  /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director


Date: Nov. 11, 2002                  /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard D. Mangiarelli, Chief Executive Officer of Cybertel Communications Corp., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Cybertel Communications Corp.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002            Signature: /s/ Richard D. Mangiarelli
                                               ---------------------------
                                               Richard D. Mangiarelli
                                               Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Richard Schmidt, Chief Financial Officer of Cybertel Communications Corp., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Cybertel Communications Corp.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002            Signature: /s/  Richard Schmidt
                                               ---------------------
                                               Richard Schmidt
                                               Chief Financial Officer

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Cybertel Communications Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Richard D. Mangiarelli, Chief Executive Officer and President, and Richard Schmidt, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge and belief:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: Nov. 11, 2002                   /s/ Richard D. Mangiarelli
           --------------                  -----------------------------
                                           Richard D. Mangiarelli, Chief
                                           Executive Officer and President


     Dated: Nov. 14, 2002                   /s/ Richard Schmidt
           --------------                  -----------------------------
                                           Richard Schmidt, Chief Financial
                                           Officer