Form 10KSB
period 2002-12-31
CYBERTEL COMMUNICATIONS CORP
filed 2003-03-28
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002
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
(State or Other Jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                         2820 La Mirada Drive, Suite H
                            Vista, California 92083
                            -----------------------
                    (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (858) 646-7410

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value Common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2002 - $1,168,033.

     State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 26, 2003 - $655,874.28.  There are approximately 65,587,428 shares of common voting stock of the Issuer held by non-affiliates. These computations are based upon the bid price for the common stock of the Issuer on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on March 26, 2003.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes          No
                                                      ----         ----

     The Issuer has not been involved in any bankruptcy proceedings; however, see Item 3, Part I, for information regarding a pending legal proceeding pursuant to which additional documentation may be required to be filed by the Issuer in connection with the distribution of securities of the Issuer.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 21, 2003

                                65,952,428

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13, Part III, of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------


          Year Ended December 31, 2002.
          -----------------------------

          On August 7, 2002, we ("Cybertel," the "Company," "we," "us,"
"our" and words of similar import) purchased AWI Global Technologies, Inc., a Nevada corporation ("AWI"), for $1,000. AWI was a recently formed development stage company with no assets and no liabilities.

          On August 30, 2002, we sold all of the issued and outstanding shares of common stock of AWI to Universal Broadband Communications, Inc. ("UBC") in exchange for 2,000,000 shares of UBC's common stock. This transaction was disclosed in a Current Report on Form 8-K dated August 30, 2002, that we filed with the Securities and Exchange Commission on September 9, 2002, and which is incorporated herein by reference. See the Exhibit Index, Item 13, Part III, of this Annual Report.

          We entered into a Consulting Agreement with UBC on August 28, 2002. Pursuant to the Consulting Agreement, we received 1,000,000 shares of UBC"s common stock. We have agreed to distribute these shares for our stockholders of record as of September 24, 2002, subject to prior registration with the Securities and Exchange Commission.

          On August 19, 2002, we formed two wholly-owned subsidiaries, Cybertel Holdings ("CH") and Cybertel Financial International ("CFI").

          Events Subsequent to December 31, 2002.
          ---------------------------------------

          Subsequent to the date of this Annual Report, on January 28, 2003, our Company and Alpha Capital Aktiengesellschaft ("Alpha Capital") entered into a Settlement Agreement and Release to resolve certain asserted claims against us pursuant to which Alpha Capital agreed to accept the sum of $200,000, together with reasonable attorneys' fees in the amount of $12,500, for an aggregate total of $212,500. See Item 3, Part III, of this Annual Report.

          On February 4, 2003, our wholly-owned subsidiary, CH, agreed to terms with The Giving Card, an entity that has created a credit card that provides benefits for a portion of the credit card charges to be paid to specific charities, whereby The Giving Card granted us an exclusive license to market this card with other charities and other merchants. See Item 6, Part II, of this Annual Report.

          On February 12, 2003, CFI, our wholly-owned subsidiary, entered into a Capital Stock Exchange Agreement with Food and Beverage International ("FBI"), a magazine publisher, whereby CFI sold 100% of its outstanding securities to FBI, in consideration of 15% of the outstanding securities of FBI. We have agreed to distribute these shares for our stockholders of record as of February 12, 2003, subject to prior registration with the Securities and Exchange Commission.

          Prior Historical Developments.
          ------------------------------

          For a discussion of our business development from inception through December 31, 1998, see our Registration Statement on Form 10-SB-A3, which we filed with the Securities and Exchange Commission on October 15, 1999, and which is incorporated herein by reference. For a discussion of our Company's business development during the years ended December 31, 2001, 2000, and 1999, see our Annual Reports on Form 10-KSB for the years then ended, which were filed with the Securities and Exchange Commission on April 12, 2002, April 2, 2001, and March 31, 2000, respectively. See the Exhibit Index,
Item 13, Part III, of this Annual Report.

Business.
---------

          Cybertel is a provider of long distance voice and data telecommunications services. We use the network switching and transport facilities of Tier I long distance providers such as Global Crossing, to provide a broad array of integrated long distance telecommunications services such as long distance, calling cards and wireless communications seamlessly and reliably.

Principal Products and Services.
--------------------------------

         Long Distance Service.
         ----------------------

          We are currently offering "1 plus" and "800" long distance service to residential and business customers. Our cost to carry traffic ranges from $.042 down to $.02. Management believes we will be successful as a provider of these basic services because of the volume discounts we have been able to negotiate with underlying carriers and our ability to direct customer call traffic over the transmission networks of more than one carrier. We have negotiated pricing with guarantees to the carriers of certain minimum monthly volume. If we do not meet these minimum volumes, we will still be responsible for paying for them. As we expand our network of switching facilities, we will be better able to choose among the transmission networks of different carriers to take advantage of the most favorable rates.

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

               direct sales; and

               in-house telemarketing.

          We have opened a telemarketing/customer service center in Vista, California. We employ approximately five telemarketer/customer service representatives at that center. We emphasize quality service at a low price and superior customer service. We train our customer service representatives to be courteous and helpful. Our representatives can access a customer's account instantaneously and bring up the type of information that will help them solve the customer's problem.

          To date, we have marketed our products primarily through Affinity Groups. We intend to finance its marketing activities in the short term through equity financing, and in the long term through cash flow.

          Agents.
          -------

          During 2002, we began marketing to and signing agreements with agents to develop additional customer bases. Cybertel signed agreements with Wellstech, Wings of Mercy Apex Marketing and Continental Communications.
We have signed five agent agreements to date.

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

          The Internet is a worldwide communications network of interconnected computers that share information, generally over high-bandwidth fiber optic cables. Information that moves over the Internet is broken down into pieces known as "packets." Each packet is coded with address information for delivery to the proper destination, sent through the and reassembled into its original form so the recipient can use the information upon delivery. This process is made possible using two important Internet communications protocols: Transmission Control Protocol ("TCP"); and Internet Protocol ("IP"). TCP divides and reassembles the packets. IP ensures that the packets reach the correct destination.

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

          Major communications carriers would like to add IP-based switching technology to portions of their networks, but because of the immense investment that these companies have already made in their existing networks, they continue to retain extensive networks based on the older and less efficient circuit switching technology. Cybertel believes we are well positioned for the fundamental shift to the new technology because we have no investment in, or commitment to, the older technology. We plan to design the network to be upgradeable, so that it can evolve as the technology evolves.

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

          During 2001, we terminated this agreement until additional funding could be finalized to bring the network operational again.

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

          In September 2001, Cybertel terminated our contract with Worldcom, as we were unable to meet the $1 million per month minimum usage requirement. We settled with Worldcom for a payment of $50,000, which we have accrued but not yet paid.

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

          On March 31, 2001, we signed a Carrier Service Agreement with Global Crossing. Under the Agreement, we agreed to be liable for minimum monthly usage charges ranging from $25,000 in the first month of the Agreement to $275,000 in the 12th and subsequent months. This Agreement was amended on June 7, 2002, where we agreed to be liable for minimum monthly usage charges ranging from $25,000 in the first month of the Agreement to $50,000 in the seventh month and subsequent months.

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

          The Telecommunications Act establishes a framework for state commissions to mediate and arbitrate negotiations between ILECs and carriers requesting interconnection services or network elements. The Telecommunications Act establishes deadlines, policy guidelines for state commission decision making and federal preemption in the event a state commission fails to act. While the FCC has recently promulgated rules implementing these provisions of the Telecommunications Act, the impact of these rules on our Company cannot be determined at this time.

          Provision of Interexchange Services. The Telecommunications Act eliminates the previous prohibition on RBOC provision of interexchange services originating (or in the case of "800" service, terminating) outside their local service areas and all interexchange services associated with the provision of most commercial mobile wireless services, including services originating within their local service areas.

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

          Review of Universal Service Requirements. The Telecommunications Act contemplates that interstate telecommunications providers will "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, although the FCC can grant exemptions in certain circumstances. The FCC has promulgated rules to implement these provisions of the Telecommunications Act, and the outcome of such proceedings and its effect on our Company cannot be determined.

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

          The ability of our Company to compete effectively in this market will depend upon its ability to maintain high quality services at prices equal to or below those charged by its competitors.

          The communications and information services industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which our Company plans on providing. Accordingly, in the future our Company's most significant competitors may be new entrants to the communications and information services industry, which are not burdened by an installed base of outmoded equipment.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

          Our Company has trademarked its logo. Our Company has no patents, licenses, franchises, concessions, royalty agreements or labor contracts.

Need for any Governmental Approval of Principal Products or
Services.
---------

          Our Company's communications service business will be subject to varying degrees of federal, state, local and international regulation.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

Regulatory Background.
----------------------

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

          Federal.
          --------

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

State.
------

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

Other.
------

          Sarbanes-Oxley Act.
          -------------------

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

         * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

         * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

         * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

          The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

          Penny Stock.
          ------------

          Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          *     with a price of less than five dollars per share;

          *     that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

          Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

          This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

          Compliance with these requirements may make it harder for our stockholders to resell their shares.

          Reporting Obligations.
          ----------------------

          Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

          We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

          Small Business Issuer.
          ----------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
-------------------------

         Other than developing and expanding our telecommunications network, we do not intend to undertake any research and development activities, and have not incurred any such expenses during the past two years.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

         None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture that we view as an attractive acquisition, reorganization or merger candidate. These factors may limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

         We have 9 full-time employees.

Item 2.  Description of Property.
         ------------------------

         In September, 2000, we began leasing a 4000 square foot telemarketing/customer service center in Vista, California. We pay $3801 per month under our month to month lease. See the caption "Legal Proceedings," below, for a discussion of our former facility in La Jolla, California.

Item 3.  Legal Proceedings.
         ------------------

         Except as indicated below, we are not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be an "affiliate" of Cybertel or owner of record or beneficially of more than five percent of its common stock is a party adverse to Cybertel or has a material interest adverse to us in any proceeding.

          (1) On or about August 17, 2001, 75 Montgomery Associates, LLC ("Montgomery") filed an action against our Company and LDVL in Superior Court, Morris County, New Jersey. The action was designated Docket No. MRS-L-2529-
01. In its complaint, Montgomery alleged that LDVL was a tenant under a written lease agreement with Montgomery for certain property located in Jersey City, New Jersey, with monthly rent of $5,127.08 due during the lease term of May 1, 2000, through April 30, 2005. The complaint sought past due rent, future rent and other costs and damages resulting from LDVL's alleged breach of the lease agreement, as well as compensatory damages, treble damages, punitive damages and other costs and damages resulting from waste, spoil, destruction and damage allegedly caused by LDVL. Our Company was sued as an "alter ego" of LDVL. Our Company filed an answer to the complaint on December 6, 2001, and intends to vigorously defend itself in this action.

          (2) On or about January 25, 2002, Prudential Home Building Investors, Inc., a New Jersey corporation ("Prudential"), filed a complaint against our Company in the Superior Court of California, County of San Diego, Central Division. The case was designated Case No. GIC 782069, and sought damages in the amount of $32,000 for unpaid rent on our former La Jolla facility from September, 2001, through December, 2001, when the lease terminated. Our Company has accrued this expense.

          (3) On October 1, 2002, Merger Communications, Inc. filed an action against our Company in the District Court of Harris County, Texas, 151 Judicial District. The case was designated 2002-50366, and sought damages for unpaid services rendered pursuant to a Media Relations Cooperation Agreement, whereby Merger Communications, Inc. were to receive monies and stock of our Company as compensation.

          (4) On December 31, 2002, Alpha Capital filed an action against Cybertel entitled "Alpha Capital Aktiengesellschaft v. Cybertel Communications Corp," Civil Action No. 01 CV 10335, (the "Action") in the United States District Court, Southern District of New York (the "Court"), whereby Alpha Capital asserted the following claims which arise out of or relate to the Note and Subscription Agreement:

              The principal due and owing under the Note in the amount of $200,000;

              The mandatory redemption payment pursuant to the Subscription Agreement in the amount of $60,000;

              Liquidated damages in the amount of $28,000; and

              Late penalties in the amount of $12,300;

              For total damages in the amount of $321,341.02, together with attorneys' fees in the amount of $12,500.

           Effective January 28, 2003, the Company and Alpha Capital entered into a Settlement Agreement and Release ("Settlement Agreement") to resolve the asserted claims pursuant to which Alpha Capital agreed to accept the sum of $200,000, together with reasonable attorneys' fees in the amount of $12,500, for an aggregate total of $212,500 (the "Compromised Amount"). Additionally, the Company agreed to issue and deliver to Sichenzia Ross Friedman Ference LLP, as Escrow Agent, freely trading shares of its $0.01 par value common stock ("Common Stock") sufficient to satisfy the Compromised Amount pursuant to Section 3(a)(10) of the Securities Act of 1933 (the "Securities Act"), pending the required Court hearing for use of Section 3(a)(10) as outlined below. The parties agreed that the value of the Common Stock utilized to satisfy the Compromised Amount shall be discounted at 40% of the closing bid price on January 28, 2003, which was $0.015 per share. Thus, the value of the Common Stock to be utilized to satisfy the Compromised Amount shall be $0.009 per share, and the total amount of Common Stock to be delivered by the Company to satisfy the Compromised Amount shall be 23,611,111 shares of Common Stock (the "Settlement Shares"). The Settlement Agreement also provided for the issuance of a Proxy in favor of the Company covering the Settlement Shares. Additionally, as an alternative settlement, the Company, at it's sole discretion, may pay Alpha Capital the full amount of all claims in the amount of $333,841.02, together with interest thereon at the rate of fifteen (15%) percent per annum from February 3, 2003, to the date of such payment to Alpha Capital. In the event the Alternative Payment is made, the Settlement Shares shall be returned to Cybertel for cancellation, the Proxy shall be returned to Alpha Capital and Alpha Capital shall accept the Alternative Payment in full satisfaction of all claims.

          On execution of the Settlement Agreement, the parties agreed, pursuant to 15 U.S.C. Section 77(a)(1), to immediately submit the terms and conditions of the Settlement Agreement to the Court for a hearing on the fairness of such terms and conditions for the issuance of an exemption from registration of the Settlement Shares, under Section 3(a)(10) of the Securities Act.

          This Settlement Agreement was disclosed in our Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 6, 2003, and which is incorporated herein by reference. See the Exhibit Index,
Item 13,, Part III, of this Annual Report.

          (5) On February 10, 2003, which is subsequent to the date of this Annual Report, the law office of Luce, Forward, Hamilton & Scripps, LLP, filed a complaint against our Company in the Superior Court-Limited Jurisdiction, County of San Diego, Central Division. The case was designated Case No. IC 805382, and sought damages in the amount of $17,203.58 for unpaid legal fees accrued from about November 20, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matter was submitted to a vote of our Company's security holders during the fourth quarter of the calendar year covered by this Annual Report or during the two previous calendar years.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          Quotation of our Company's common stock on the OTC Bulletin Board of the NASD commenced on August 3, 1998; no assurance can be given that any established market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management and others or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Information about the date when current holders' holding period of "restricted securities" commenced can be found below under the heading "Recent Sales of Unregistered Securities" of this Item. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company (this requirement will be satisfied by the filing of this Annual Report and the continued timely filing by our Company of all future reports required to be filed by us with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form
144).

          The following quotations were provided by Pink Sheets, LLC, formerly known as the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2001                        1.3125                0.53125

June 30, 2001                         1.33                  0.32

September 30, 2001                    0.56                  0.105

December 31, 2001                     0.51                  0.13

March 31, 2002                        0.34                  0.17

June 30, 2002                         0.31                  0.09

September 30, 2002                    0.11                  0.014

December 31, 2002                     0.039                 0.006

Holders
-------

         The number of record holders of our Company's securities as of the date of this Annual Report is approximately 391.

Dividends
---------

         The Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends thereon in the foreseeable future.

         The holders of our Company's Series A Preferred Stock are entitled to receive, out of funds legally available therefor, dividends equal to 6% of the Liquidation Preference (i.e., $1,000 per share of Series A Preferred Stock) per annum. At the election of our Company, such dividends may be paid either in shares of our Company's common stock or in cash.

         There are no material restrictions limiting, or that are likely to limit, our Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------

         The following table reflects the sales of our unregistered securities from during the past two years:


     Common Stock
     ------------
                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------
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

Bill Taffe            12/26/01                 100          Services valued at
                                                            $33

Fred Heald            12/26/01               1,000          Services valued at
                                                            $330

Art Armagost          12/26/01               1,000          Services valued at
                                                            $330

Bret Nixon            12/26/01                 100          Services valued at
                                                            $33

Gary Day              12/26/01                 500          Services valued at
                                                            $165

Leonard Zangani        1/18/02             100,000          $24,000

American Market
Support                1/2/02              26,400          $5,544

Investrend
Communications         1/2/02              71,425          $14,999

Irene Hankin           4/9/02               83,334          $16,661

Susan D'Ambrosio       4/9/02               83,334          $16,661

Eugene Mascarehanas    4/9/02               83,333          $16,661

Stanley Caplan         4/30/02             100,000          $25,000

Charles Atkinson       5/23/02              30,000          $5,000

Ashvin Mascarehanas    6/28/02             850,000          $76,500

Kevin Dills            7/12/02             200,000          $16,000


         Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information about Cybertel prior to the offer, sale or issuance of these "restricted securities." We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof.

          We have taken the following factors into account in determining the valuations of these shares: (i) the fact that the shares are "restricted securities"; (ii) the limited market for our common stock on the OTC Bulletin Board of the NASD; (iii) the historically low book value per share; and (iv) our history of limited revenues.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

         Cybertel began actively marketing its services in April, 1999. During the calendar year ended December 31, 2002, our Company produced revenues of $1,168,033, with net loss available to common stockholders from continuing operations of $1,569,149. We will continue those activities described under Item 1, Part I, of this Annual Report, during fiscal 2003.

          We have contracted with the Tailhook Association; Miles Ahead Ministries; Association of Naval Aviation; the Federation of Public and Private Employees and the Marine Corps Reserve Officers Association. Each affinity group agreement requires the affinity group to forward a marketing piece to its members. The marketing pieces will recommend a telecommunications plan to the members. These plans will include long distance, toll free service, paging, cellular service, Internet access, pre-paid and regular calling cards and other telecommunications services. We will provide each group with a billing summary of all participants' accounts each month and will pay each group a percentage of each participant's net telephone bill. The contracts will be in place for periods of time ranging from 12 months to 36 months, with each group having an option to renew for an additional term.

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

          The Giving Card.
          ----------------

          Cybertel Holdings, Inc., a newly formed subsidiary ("CHI"), is a for profit venture that has licensed a new marketing program, The Giving Card TM ("Program"), that creates relationships by linking banks, businesses, and non-profit organization.

   * CHI has entered into an exclusive licensing agreement ("License Agreement") with Affinity Card Partners, Inc., the developers and owners of a credit card-rebate program using the brand name The Giving CardTM. Under this License Agreement, CHI will have exclusive rights to and will be acquiring the title to (through periodic payments) all aspects of Program.

  * Program uses a standard Visa or MasterCard credit card under the brand name of The Giving Card, and an Internet portal www.thegivingcard.com - for information dissemination, and account-tracking software to manage Program portfolios.

   * Program has developed a proprietary, "closed loop" rebate system that allows the data mining of merchant credit card transactions with merchant "partners" and the ACH capture of rebates accruing from those transactions for the benefit of cardholders of The Giving Card.

   * CHI offers charities or banks with existing portfolios to drop cardholders into the system. Cardholders will then be earning tax-deductible rebates from certain purchases for the charities of their choice.

   * Program offers cardholders the option to direct those rebates to different non-profit "charities" within the Program or to retain those rebates personally (not tax-deductible).


Results of Operations.
----------------------

          We did not meet our revenue expectations in 2002. Cybertel needs additional funding to market to the affinity groups. We had total current assets of $235,521, at December 31, 2002. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months.

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

               Our present gross monthly consolidated revenues are approximately $85,000 per month, and are insufficient to cover monthly general and administrative expenses of approximately $90,000. The cost of leased telephone lines is in addition to general and administrative expenses.

               Sales of "restricted securities" by persons who will have satisfied the required holding period for resale under Rule 144 of the Securities and Exchange Commission in the very near future will substantially increase the number of shares available in the "public float," and to the extent any recent price increases in the trading market for shares of Cybertel's common stock was the result of a greater demand over the supply, these additional shares will have an adverse effect on the trading market for our common stock on the OTC Bulletin Board. Also, the filing of Notices on Form 144 can have the effect of a "cap" on the market, until the shares covered thereby are sold. See Item 5, Part II, of this Annual Report.

               Targeted affinity group members may choose not to switch long distance carriers, regardless of whether the affinity group to which they belong determines to align with Cybertel; this development would adversely effect our revenue projections and our potential for success.

          Actual results may differ significantly from those projected in any forward-looking statements.

Liquidity.
----------

          Cybertel incurred net losses of $1,569,149 and 1,818,300 in 2002 and 2001, respectively, and has a working capital deficiency of $1,316,584 and a stockholders' deficit of $1,216,872 as of December 31, 2002. Our management is attempting to raise sufficient additional capital through sales of stock, but has not done so as of March 21, 2003, the date of our auditor's report. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern, as expressed in our auditor's report that is included in
Item 7, Part II.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          December 31, 2002 and 2001

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 2002

          Consolidated Statements of Operations for the years ended December 31, 2002 and 2001

          Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

          Notes to the Consolidated Financial Statements

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
   Cybertel Communications Corp.
   Vista, California

We have audited the accompanying consolidated balance sheet of Cybertel Communications Corp. as of December 31, 2002 and the related consolidated statements of income, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybertel Communications Corp. as of December 31, 2002 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Cybertel will continue as a going concern. As shown in the financial statements, Cybertel incurred net losses of $1,569,149 and 1,818,300 in 2002 and 2001, respectively, and has a working capital deficiency of $1,316,584 and a stockholders' deficit of $1,216,872 as of December 31, 2002. Cybertel's management is attempting to raise sufficient additional capital through sales of stock, but has not done so as of March 21, 2003. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Malone & Bailey, PLLC
MALONE & BAILEY, PLLC
Houston, Texas


March 21, 2003

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2002


          ASSETS
CURRENT ASSETS:
  Restricted cash                                              $    51,801
  Accounts receivable, net of allowance for doubtful
    accounts of $112,893                                           166,084
  Prepaid expenses                                                  17,636
                                                               -----------
     Total current assets                                          235,521
EQUIPMENT, net                                                      60,599
ASSETS HELD FOR SALE, net                                           35,000
OTHER ASSETS                                                         4,113
                                                               -----------
     Total assets                                              $   335,233
                                                               ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                $   293,234
  Accounts payable                                                 471,072
  Sales taxes payable                                              145,522
  Accrued officers compensation                                    269,556
  Accrued dividends                                                342,799
  Other accrued liabilities                                         29,922
                                                               -----------
     Total current liabilities                                   1,552,105

COMMITMENTS AND CONTINGENCIES (note 11)

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, $.001 par; $1,962,666 liquidation value 5,000 shares authorized, 1,963 shares
    issued and outstanding                                               2
  Series B voting preferred stock, $.001 par; 65,000 shares
    authorized; 65,000 shares issued and outstanding                    65
  Common stock, $.001 par value, 300,000,000
    shares authorized, 40,637,547 shares outstanding                40,638
  Additional paid-in capital                                    11,406,709
  Accumulated deficit                                          (12,664,286)
                                                               -----------
     Total stockholders' deficit                                (1,216,872)
                                                               -----------
     Total liabilities and stockholders' deficit               $   335,233
                                                               ===========

         See accompanying summary of accounting policies and notes to financial statements.

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                                                      2002         2001
                                                  -----------  -----------
REVENUES                                          $ 1,168,033  $ 1,407,183
COST OF GOODS SOLD                                    709,220    1,150,852
                                                  -----------  -----------
     Gross profit                                     458,813      256,331

COSTS AND EXPENSES
  Selling                                              90,227      313,180
  General and administrative                        1,831,698    2,944,185
  Bad Debts                                            37,102      105,000
  Provision for asset impairment                       42,920      100,000
  Depreciation                                         73,063      135,890
                                                  -----------  -----------
                                                    2,075,010    3,598,255
                                                  -----------  -----------
     Operating loss                                (1,661,197)  (3,341,924)

OTHER INCOME (EXPENSE)
  Realized gain on marketable securities                    -    1,739,915
  Interest expense                                    (41,184)     (18,542)
  Other                                                (6,519)      20,957
                                                  -----------  -----------
                                                      (47,703)   1,742,330
                                                  -----------  -----------
     Loss from Continuing Operations               (1,663,900)  (1,599,594)
                                                  -----------  -----------
LOSS FROM DISCONTINUED OPERATIONS                           -     (227,958)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                 -        9,252
                                                  -----------  -----------
NET LOSS                                           (1,663,900)  (1,818,300)

PREFERRED STOCK DIVIDEND                             (126,521)    (118,340)
                                                  -----------  -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS      $(1,790,421) $(1,936,640)
                                                  ===========  ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing operations                          $      (.11) $     (0.23)
   Discontinued operations                        $         -  $     (0.03)
   Net loss available to common stockholders      $      (.11) $     (0.34)

Weighted average common shares
  outstanding                                      15,668,712    7,004,739
                                                  ===========  ===========

         See accompanying summary of accounting policies and notes to financial statements.

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                 Preferred Stock     Common Stock
                                 Amount       $     Amount     $
                                --------     --- ----------  -------
BALANCE, December 31, 2000       2,300       $2   6,062,856   $6,062
Comprehensive Loss:
  Reclassification of
   unrealized gain                   -        -           -        -
  Net loss                           -        -           -        -
    Total comprehensive loss         -        -           -        -
Preferred stock dividends            -        -           -        -
Payment of preferred stock
  dividend with                      -        -      68,295       68
Conversion of preferred stock     (337)       -     990,264      991
Discontinued operations              -        -    (570,054)    (570)
Issuance of common stock for
  cash                               -        -     410,700      411
Issuance of common stock for
  services                           -        -   1,906,973    1,907
Treasury Stock acquired and
  retired                            -        -     (17,900)     (18)
                              --------      ---   ---------   ------
BALANCE, December 31, 2001       1,963        2   8,851,134    8,851
Net loss                             -        -           -        -
Preferred stock dividend             -        -           -        -
Issuance of common stock for
  cash                               -        -     525,003      525
Issuance of stock for services  65,000       65  19,791,410   19,792
Stock options exercised              -        -  11,470,000   11,470
                              --------      ---  ----------   ------
BALANCE, December 31, 2002      66,963      $67  40,637,547  $40,638
                              ========      ===   =========   ======

         See accompanying summary of accounting policies and notes to financial statements.

         CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
                                                                     Total
                              Additional   Accumulated           Stockholders'
                               Paid-in    Comprehensive  Retained    Equity
                               Capital       Income       Deficit  (Deficit)
                              ----------   ----------   ---------- ---------
BALANCE, December 31, 2000   $9,759,686    $1,171,242 $(8,937,225)$1,999,767
Comprehensive Loss:
  Reclassification of
   unrealized gain                    -    (1,171,242)          - (1,171,242)
  Net loss                            -             -  (1,818,300)(1,818,300)
                                                                  ----------
    Total comprehensive loss          -             -           - (2,989,542)
                                                                  ----------
Preferred stock dividends             -             -    (118,340)  (118,340)
Payment of preferred stock
  dividend with                  20,835             -           -    (20,903)
Conversion of preferred stock      (991)            -           -          -
Discontinued operations             570             -           -          -
Issuance of common stock for
  cash                           91,728             -           -     92,139
Issuance of common stock for
  services                      763,457             -           -    765,364
Treasury Stock acquired and
  retired                        (6,476)            -           -     (6,494)
                             ----------     ---------  ----------  ---------
BALANCE, December 31, 2001   10,628,809             - (10,873,865)  (236,203)
Net loss                              -             -  (1,663,900)(1,663,900)
Preferred stock dividend              -             -    (126,521)  (126,521)
Issuance of common stock for
  cash                           48,225             -           -     48,750
Issuance of stock for services  551,356             -           -    571,213
Stock options exercised         178,319             -           -    189,789
                             ----------     ---------  ----------  ---------
BALANCE, December 31, 2002  $11,406,709     $       - (12,664,286)(1,216,872)
                             ==========     =========  ==========  =========

         See accompanying summary of accounting policies and notes to financial statements.

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
                                                       2002        2001
                                                   ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(1,663,900)  $(1,818,300)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                        73,069       135,890
    Stock issued for services                          571,213       765,364
    Gain on sale of marketable securities                    -    (1,739,914)
    Provision for asset impairment                      42,920       100,000
    Provision for doubtful accounts                     19,292        83,601
    Current year writedowns of cash investments made         -        44,734
    Changes in assets and liabilities:
     Trade accounts receivable                          23,416        91,488
     Prepaid expenses                                  (17,636)            -
     Accounts payable                                   63,171       (62,131)
     Accrued liabilites                                372,533        71,154
                                                   -----------   -----------
Net cash used in operating activities                 (515,922)   (2,328,114)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       -       (39,732)
  Purchase of marketable securities                          -      (302,580)
  Proceeds from sale of marketable securities                -     2,550,378
                                                   -----------   -----------
Net cash provided by (used) in investing activities          -     2,208,066
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                   238,539        92,139
  Purchase of treasury stock                                 -        (6,494)
  Proceeds from notes payable                          258,173             -
  Principal payments on notes payable                        -       (20,723)
                                                   -----------    ----------
Net cash provided by financing activities              496,712        64,922
                                                   -----------    ----------
NET DECREASE IN CASH                                   (19,210)      (55,126)

CASH AND CASH EQUIVALENTS, beginning of year            71,011       126,137
                                                   -----------    ----------
CASH AND CASH EQUIVALENTS, end of year             $    51,801    $   71,011
                                                   ===========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Payment of interest                              $              $   17,152

The accompanying notes are an integral part of these consolidated financial statements.

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Description of the Company

Cybertel Communications Corp. ("Cybertel") was incorporated in Nevada in June, 1996. Cybertel sells telecommunications services to commercial and individual customers and began operations in 1997.

During 2002, Cybertel created the following wholly-owned subsidiaries:
Cybertel Financial International, Cybertel Holdings, Pro Tel Communications, Cybertel Broadband, Inc., and CYTP Holdings. None of the subsidiaries currently have any assets, liabilities or operations.

Discontinued operations

In December 1999 and June 2000, Cybertel acquired Telenomics, Inc. ("Telenomics"), LDVL, Inc. ("LDVL"), and Like Dat Music, Inc. ("LDM") by exchanging stock in transactions recorded using the pooling-of-interests method of accounting. All three entities were dissolved or sold back to their founders in 2001 and are included in discontinued operations for the year ended December 31, 2001 in the accompanying statement of operations. See note 11 for additional information related to discontinued operations.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Cybertel and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Cybertel purchases time from long-distance carriers and resells it to its customers. Revenue is recognized based upon the date the long distance charges are incurred.

Cash and Cash Equivalents

Cybertel considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Equipment

Equipment is computer related and is depreciated using the straight-line method over estimated useful lives of three to five years. The costs of ordinary maintenance and repairs are charged to operations when incurred, while replacements and betterments are capitalized.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Cybertel recorded a provision for asset impairment of $42,920 and $100,000 in 2002 and 2001, respectively.

Income Taxes

Cybertel follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period enacted.

Investments

Cybertel held equity investments in companies and classified them as available for sale, investments were adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method was used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that were judged to be other than temporary are reported in other income and expense.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Loss Per Common Share

Cybertel is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2002 and 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

At December 31, 2002, Cybertel has four stock-based employee compensation plans, which are described more fully in Note 10. Cybertel accounts for these stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options grated under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



per share if Cybertel had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                         Year Ended December 31,
                                         2002               2001

 Net loss, as reported                   $(1,663,900)  $(1,818,300)
 Deduct: Total stock-based employee
   compensation expense determined
   under the fair value based
   method for all awards                    (841,000)      (35,228)
                                         -----------   -----------
 Pro forma net loss                      $(2,504,900)  $(1,853,528)
                                         ===========   ===========

 Loss per share:
 Basic and diluted - as reported         $     (0.11)  $     (0.26)
                                         ===========   ===========
 Basic and diluted   pro forma           $     (0.16)  $     (0.26)
                                         ===========   ===========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001: dividend yield and expected volatility of 285% and 170%, respectively; risk-free interest rate of 4.0% , and expected lives of 3 to 5 years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications

Certain 2001 amounts have been reclassified to conform to 2002 presentation.

Recent Accounting Pronouncement

In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material effect on the Cybertel's financial position or results of its operations.

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145").SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on Cybertel's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"(SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on Cybertel's financial position or results of its operations.

Note 2   Going Concern

The financial statements have been prepared assuming that Cybertel will continue as a going concern. Cybertel has a significant accumulated deficit and working capital deficiency at December 31, 2002 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Cybertel's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Cybertel be unable to continue as a going concern.

The continued support of Cybertel creditors, lenders and shareholders is required in order for Cybertel to continue as a going concern. Management's plans to support Cybertel's operations include cutting overhead costs, borrowing additional funds and raising additional capital. Cybertel's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.

Note 3   Investments

Cybertel purchased 90,000 shares of Sonus Networks, Inc. (Sonus), a publicly traded company, in May 2000 for $690,000. In 2000, Cybertel sold 33,500 shares for $967,680 in cash, resulting in a realized gain of $787,498. The remaining 66,500 shares were sold in 2001 for $2,550,378, resulting in a realized gain of $1,739,915.

On August 7, 2002, Cybertel purchased AWI Technologies, Inc., a development stage company for $1,000. On August 30, 2002, Cybertel sold AWI Technologies, Inc. to Universal Broadband Communications, Inc. ("UBC") for 2,000,000 shares of UBC. On August 28, 2002, Cybertel entered into a consulting agreement with UBC. UBC issued Cybertel 1,000,000 shares of UBC in connection with the agreement. On September 12, 2002, Cybertel declared a dividend for shareholders of record as of September 24, 2002. The dividend will consist of approximately one shares of UBC for every twenty shares of Cybertel. As of March 21, 2003, the shares had not been distributed. No valued is assigned to the investment as of December 31, 2003.

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4   Assets Held For Sale

A portion of the asset impairment discussed in Note 1 relates to two telecommunication switches Cybertel has never placed into service. Cybertel recorded an impairment of $42,920 and $25,000 in 2002 and 2001, respectively related to these switches. Management is currently negotiating the sale of these assets and expects that the equipment will be sold in 2003.

Note 5   Notes Payable

In March 2002, Cybertel issued a promissory note for $212,500 bearing interest of 8%. During 2002, Cybertel went into default under the agreement and subsequent to year end (see Note 13) settled the note for common stock of Cybertel. The note payable balance at December 31, 2002 is $148,234, which is net of issuances costs incurred. The debt issuance costs are being amortized over the term of the agreement as interest expense. In connection with the note, Cybertel issued 200,000 warrants to purchase Cybertel common stock at an exercise price of $.33 per share that expire in March 2007.

In April 2002, Cybertel issued a note payable for $50,000 to a third party. Cybertel defaulted on the note during 2002 and in January 2003 agreed to pay $65,000 in cash or common stock of Cybertel valued at $65,000 on the date issued. Payments of $500 per month are due through April 2003. The entire principal amount is due April 15, 2003. Cybertel recorded the additional $15,000 as interest expense in 2002.

During 2002, Cybertel received advances from a third party totaling $80,000. On December 31, 2003, Cybertel entered into an unsecured note payable, bearing interest at 10% due December 31, 2003.

Note 6   Income Taxes

Cybertel has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increase approximately $500,000. The cumulative net operating loss carry-forward is approximately $10,800,000 at December 31, 2002, and will expire in years 2014 through 2022.

Deferred income taxes consist of the following at December 31, 2002:

                                                2002
       Long-term:
        Deferred tax assets                 $3,700,000
        Valuation allowance                 (3,700,000)
                                            ----------
                                            $        -
                                            ==========

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7   Preferred Stock

In July 2002, Cybertel amended their articles of incorporation to increase authorized preferred stock from 5,000,000 shares to 50,000,000 shares in one or more series, at a par of .001 per share.
                                           Annual
          Total Series   Stated           Dividends     Conversion
          Outstanding    Value   Voting     Rate            Rate
Series A      1,963     $  2.00    No        6%            Market
Series B     65,000       65.00   Yes        -               -


Seniority - Each series is senior to alphabetically subsequent series.

In July 2002, 65,000 shares of Class B preferred stock were issued to five shareholders for services valued at $2,925. Class B preferred stock is not convertible, has no dividend preferences, but does have 100 votes per share.

Cybertel has 1,963 shares of Series A Cumulative Convertible Preferred Stock outstanding with a liquidation preference of $1,000 per share, $1,963,000 at December 31, 2002. The holder of Series A is entitled to receive dividend in cash or common stock of Cybertel at the annual rate of 6% of the liquidation preference.

Series A is convertible to Cybertel common stock at any time, at the option of the holder, at a formula approximating market value. 437 shares were converted to 1,058,559 shares of common stock during 2001. No shares were converted into common stock during 2002.

Note 8   Common Stock

In July 2002, Cybertel amended their articles of incorporation to increase authorized common stock from 20,000,000 shares to 300,000,000 shares.

During 2002 and 2001, Cybertel issued 19,791,410 and 1,906,973, respectively, shares of common stock for services. The services were valued at the trading price on date of issuance. Cybertel had $571,213 and $765,364 of non-cash consulting expense included in general and administrative expense in 2002 and 2001, respectively.

Cybertel sold 525,003 and 410,700 shares of common stock for $48,750 and $92,139 in 2002 and 2001, respectively.

During 2002, employees exercised options to acquire 3,500,000 shares of Cybertel common stock for $95,038. See note 10 for further details on Cybertel stock options.

During 2001, Cybertel acquired 17,900 shares of its common stock for approximately $6,500 which was retired.

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9   Warrants

In connection with the note payable issued in March 2002, Cybertel issued a warrant to acquire 200,000 shares of Cybertel common stock at an exercise price of $.33 per share that expire in March 2007.

In connection with the sale of preferred stock in 2000, a warrant to acquire 225,000 shares of common stock at an exercise price of $16.86 was issued the holder of Series A Preferred Stock. The warrants expire February 15, 2004.

Note 10   Stock Incentive Plans

In 2001, Cybertel created the 2001 Stock Option Plan which provides for the grant of incentive stock options qualifying under the Internal Revenue Code to Cybertel's officers and other employees and the grant of non-qualified options to its directors, employees and consultants. In 2002, Cybertel created three Employee Incentive Plans to allow designated officers, employees and certain non-employees of Cybertel to receive certain options to purchase common stock. The plans are administered by Cybertel's Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any

Under the 2001 plan, the total number of shares of common stock that may be granted is 2,870,000. The options have an exercise price of $.32 to $5.00 per share and vest immediately. The maximum term of the options is ten years

Under the 2002 plans, the total number of shares of common stock that was designated by the Board of Directors was 35,000,000. The options have an exercise price of 75% to 90% of the market price on date of exercise. The maximum term of the options is ten years

The following table summarizes stock option activity:

Outstanding, January 1, 2001                            2,000,000
Granted                                                   847,000
Canceled or expired                                             -
Exercised                                                       -
                                                       ----------
Outstanding, December 31, 2001                          2,847,000
                                                       ==========
Exercisable at December 31, 2001                        2,282,333
                                                       ==========
   Weighted-average fair value of options,
     granted during the year                           $     2.11
                                                       ==========

Outstanding, January 1, 2002                           $2,847,000
Granted                                                31,830,000
Canceled or expired                                      (180,000)
Exercised                                             (11,650,000)
                                                       ----------
Outstanding, December 31, 2002                         22,847,000
                                                       ==========
Exercisable at December 31, 2002                       22,847,000

                                                       ==========
   Weighted-average grant-date fair value
     of options, granted during the year               $      .02
                                                       ==========
   Weighted-average remaining, years of
     contractual life                                           1
                                                       ==========

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the employee stock incentive programs, Cybertel created three Non-Employee Directors and Consultants Retainer Stock Plans allowing non-employees to receive certain options to purchase common stock. The plans are administered by Cybertel's Board of Directors, who has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Cybertel issued 12,710,870 shares under the plans in 2002 which were recorded as consulting expense as discussed in note 8.

Note 11   Commitments and Contingencies

Purchase Commitments

In June 2002, Cybertel amended a purchase agreement with a major carrier which requires Cybertel to pay approximately $1,200,000 in minimum service agreement payments over the next two years, with $600,000 due in 2003 and $600,000 due
in 2004.   Cybertel purchased approximately $487,000 and $140,000 from this carrier in 2002 and 2001, respectively.

In addition to the above agreement, Cybertel was obligated to pay $1,200,000 in 2002 and is obligated to pay $2,150,000 over the next two years in minimum services to another major carrier. Cybertel purchased approximately $143,000 and $562,000 in 2002 and 2001, respectively from this carrier. Cybertel is not currently paying anything under this agreement and has not purchased any services since mid 2002. The carrier has not requested Cybertel to pay the minimum service obligation under this agreement the last two years.

Facility Leases

Cybertel leases office space under month-to-month operating lease agreement. Rent expense totaled approximately $63,000 and $143,000 for the years ended December 31, 2002 and 2001, respectively.

Employment Agreements

Cybertel maintains employment agreements with 2 key employees, which include severance compensation for one years' salary. As of December 31, 2002 Cybertel's commitment under the employment agreements aggregated approximately $300,000.

Litigation

Cybertel is subject to legal proceedings and claims which have arisen in the ordinary course of its business. In the opinion of management, when ultimately concluded and determined, these actions will not have a material effect on results of operations or the financial condition of Cybertel.

Note 12   Discontinued Operations

In March 2001, Cybertel ceased operations of LDVL which was a company that resold xDSL circuits, high speed Internet connections, through a network of Regional Bell Operating Company sales agents and other top tier dealers within the United States in major metropolitan areas such as New York City, Philadelphia, Chicago, and Los Angeles.

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2001, Cybertel returned control of LDM to its founding stockholder by contributing 51% of LDM back to LDM. That individual transferred his original consideration received (100,000 shares of Cybertel stock) to Cybertel investors, who in turn transferred $50,000 cash to LDM. .

In May 2001 Cybertel ceased funding Telenomics operations in May 2001. In connection with an agreement to dissolve Cybertel's ownership, Telenomics employees returned 570,054 shares of Cybertel of the original 600,000 shares paid by Cybertel and Cybertel returned all Telenomics shares it held, representing 100% of the outstanding stock of Telenomics.

The combined net sales of all discontinued operations were approximately $277,000 in 2001. The combined loss from operations was approximately $228,000 in 2001.

Note 13   Subsequent Events

On January 28, 2003, Cybertel entered into a Settlement and Release Agreement with the holder of the $212,500 note payable (see Note 5) whereby, the holder agreed to settle the note and other claims against Cybertel in exchange for 23,611,111 shares of Cybertel common stock. The shares were issued in January 2003.

On February 13, 2003, Cybertel's wholly-owned subsidiary, Cybertel Financial International ("CFI") entered into a Capital Stock Exchange Agreement with Food and Beverage International, a Nevada Corporation. Cybertel agreed to sell 100% of the common stock of CYTP Holdings, a wholly-owned subsidiary of CFI for 15% of the outstanding shares of Food and Beverage International. Cybertel has advanced Food and Beverage International approximately $30,000 subsequent to December 31, 2002.

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

          Mr. Schmidt formerly worked as the Senior Vice President of Iseki, Inc., an international sales and leasing company, assisting our Company with the management and review of its administrative, legal and human resources. Previously at Iseki, Inc., Mr. Schmidt had served as Chief Financial Officer. He also served as a manager and multinational tax and business consultant for Coopers & Lybrand. Mr. Schmidt is a Certified Public Accountant licensed in California.

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

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Richard D. Mangiarelli; John E. Jordan; and Paul J. Mills each filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on September 9, 1999. On or about December 23, 1999, the 6M Family Trust, which is controlled by Mr. Mangiarelli's family, transferred approximately 570,000 shares of our Company's common stock to Mr. Mangiarelli's adult children. In addition, Mr. Jordan has sold his shares through a family trust. To the best knowledge of management, no Form 4 Statements of Changes in Beneficial Ownership were filed with respect to these transactions. To the best knowledge of our management, no other Forms 3 or 4 are required to have been filed by management or other stockholders of our Company.

Item 10. Executive Compensation.
         -----------------------

          The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

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

                           Long Term Compensation

                    Annual Compensation   Awards       Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)        (h)    (i)

                                              Secur-
                                              ities             All
Name and   Year or               Other  Rest- Under-     LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying      Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options    outs  ensat'n
-----------------------------------------------------------------

Richard D.
Mangiarelli  12/31/00 200,000 -0-   -0-   -0-   2,000,000(1)  -0-  -0-
CEO, Pres.   12/31/01 263,577 -0-   -0-   -0-     500,000(2)  -0-  -0-
and Director 12/31/02  57,692 -0-   -0-   -0-        -0-      -0-  -0-

Paul J.
Mills        12/31/00  -0-    -0-   -0-   -0-     -0-          -0-  -0-
Secretary    12/31/01  -0-    -0-   -0-   -0-     -0-          -0-  -0-
and Chairman 12/31/02  -0-    -0-   -0-   -0-     -0-          -0-  -0-

John E.
Jordan       12/31/00  -0-    -0-   -0-   -0-     -0-          -0-  -0-
Director     12/31/01  -0-    -0-   -0-   -0-     -0-          -0-  -0-
             12/31/02  -0-    -0-   -0-   -0-     -0-          -0-  -0-

Richard F.
Schmidt      12/31/00 100,000 -0-   -0- 100,000(3)-0-          -0-  -0-
Director     12/31/01 118,000 -0-   -0-   -0-     260,000(4)   -0-  -0-
CFO and      12/31/02  56,673 -0-   -0-   -0-     -0-          -0-  -0-
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

          For further information regarding these stock options, see the Table in Note 10 of our Consolidated Financial Statements that accompany this Annual Report.

Compensation of Directors.
--------------------------

          We have arrangements to compensate our directors for services provided as a director with common stock in our Company. Each of our directors earned 130,000 shares during 2002, with each director earning 10,000 shares per month from January 2003 forward.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of our Company's directors and executive officers and those persons who own more than five percent of our Company's common stock as of the date hereof. Information regarding the capacities in which each director and executive officer serves for our Company is contained in Item 9, Part III, of this Annual Report.

                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class(1)
----------------     ------------------           --------

Richard D. Mangiarelli (2)  172,000                 0.258%
2820 La Mirada Drive, #H
Vista, California
92083

John E. Jordan(3)           160,000                 0.240%
2820 La Mirada Drive, #H
Vista, California
92083

Bruce G. Caldwell, Ed.D(4)  160,000                 0.240%
2820 La Mirada Drive, #H
Vista, California
92083

Paul Ferandell, Jr.(5)      413,000                 0.619%
2820 La Mirada Drive, #H
Vista, California
92083

Richard F. Schmidt(6)       260,000                 0.389%
2820 La Mirada Drive, #H
Vista, California
92082


          (1) These figures do not take into account any shares of common stock issuable upon conversion of our 6% Convertible Series A Preferred Stock or the exercise of any warrants. They do take into account 650,000 shares that were authorized but not yet issued, 130,000 to each of our directors in 2002. They also take into account 10,000 shares per month per director from the period January, 2003 through March 2003.

          (2) The 6M Family Trust, which is controlled by Mr. Mangiarelli's family holds 12,000 of these shares. 130,000 shares Mr. Mangiarelli earned, as a director, in 2002, but has not yet been issued and 30,000 shares earned but not issued in January 2003 through March 2003.

          (3) Mr. Jordan has earned, as a director, 130,000 shares in 2002 and 30,000 shares from January 2003 through March 2003. These shares have not been issued as of the date of this Annual Report.

          (4) Mr. Caldwell has earned, as a director, 130,000 shares in 2002 and 30,000 shares from January 2003 through March 2003. These shares have not been issued as of the date of this Annual Report.

          (5) These shares include 13,000 shares that are owned jointly with Mr. Ferandell's wife. Mr. Ferandell has earned, as a director, 130,000 shares in 2002 and 30,000 shares from January 2003 through March 2003. These shares have not been issued as of the date of this Annual Report.

          (6) Mr. Schmidt has earned, as a director, 130,000 shares in 2002 and 30,000 shares from January 2003 through March 2003. These shares have not been issued as of the date of this Annual Report.

Changes in Control.
-------------------

          To the knowledge of management, there are no present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.
Our Company owes Richard Mangiarelli $179,538 in accrued salary.

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Cybertel has no parents.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K dated August 30, 2002, filed September 9,
2002.

     Current Report on Form 8-K dated December 31, 2002, filed March 6, 2003.

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

DOCUMENTS INCORPORATED BY REFERENCE

     Registration Statement on Form 10-SB-A3, filed October 15, 1999.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, filed March 31, 2000.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed April 2, 2001.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed April 12, 2002.

     SB-2 Registration Statement filed on May 5, 2000, and amended on May 14,
     2002

     S-3 Registration Statement filed on May 15, 2002, and withdrawn on March 6, 2003

     S-8 Registration Statement filed on July 12, 2002.

     S-8 Registration Statement filed September 9, 2002.

     S-8 Registration Statement file December 13, 2002.

Item 14.  Controls and Procedures.
          ------------------------

     An evaluation was performed under the supervision and with the participation of our Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of our Company's disclosure controls and procedures within 90 days before the filing date of this Annual Report. Based on that evaluation, our Company's management, including the CEO and CFO, concluded that our Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange, our Company caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYBERTEL COMMUNICATIONS CORP.



Date: 3/28/03                           /s/ Richard D. Mangiarelli
      --------------                    ---------------------------
                                        Richard D. Mangiarelli
                                        CEO, President and Director



     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.


                                       CYBERTEL COMMUNICATION CORP.



Date: 3/28/03                          /s/ Richard D. Mangiarelli
     ---------------                   ---------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director


Date: 3/28/03                          /s/ John E. Jordan
     ---------------                   -------------------
                                       John E. Jordan
                                       Director


Date: 3/28/03                          /s/ Richard F. Schmidt
     ---------------                   -----------------------
                                       Richard F. Schmidt
                                       Chief Financial Officer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard D. Mangiarelli, Chief Executive Officer of Cybertel Communications Corp. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant (the "Annual Report");

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003               Signature:/s/Richard D. Mangiarelli
                                     Richard D. Mangiarelli
                                     Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Richard Schmidt, Chief Financial Officer of Cybertel Communications Corp. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant (the "Annual Report");

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003               Signature:/s/Richard Schmidt
                                     Richard Schmidt
                                     Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Cybertel Communications, Corp. (the "Registrant") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), we, Richard D. Mangarelli, CEO, President and director and Richard Schmidt, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



/s/Richard D. Mangarelli
President
CEO
director
3/28/03

/s/Richard Schmidt
Chief Financial Officer
director
3/28/03