Form 10QSB
period 2003-03-31
CYBERTEL COMMUNICATIONS CORP
filed 2003-05-14
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-26913
                       ---------------------------


                       CYBERTEL COMMUNICATIONS CORP.
                       -----------------------------
      (Exact name of Small Business Issuer as specified in its Charter)


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

                              Not applicable.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes       No
          ---      ---

     The Registrant has not been involved in any bankruptcy proceedings; however, see Item 3, Part I, for information regarding a pending legal proceeding pursuant to which additional documentation may be required to be filed by the Registrant in connection with the distribution of securities of the Registrant.

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  59,159,528

                                March 31, 2003


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

                  CYBERTEL COMMUNICATIONS CORP.
                          BALANCE SHEET
                          March 31, 2003


          ASSETS
Current Assets
  Cash                                                         $    31,641
  Accounts receivable, net of allowance for doubtful
     accounts of $103,220                                          146,390
 Prepaid expenses                                                   13,227
                                                               -----------
     Total Current Assets                                          191,258
                                                               -----------
Equipment, net of $316,016 accumulated depreciation                 44,029

Assets held for sale                                                35,000

Other                                                                4,112
                                                               -----------
Total assets                                                   $   274,399
                                                               ===========

     LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Notes payable                                                 $   328,234
 Accounts payable                                                  479,624
 Accrued dividends                                                 371,836
 Accrued expenses                                                  510,326
                                                               -----------
     Total Current Liabilities                                   1,690,020
                                                               -----------
Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Series A convertible preferred stock, $.001 par; $1,962,666 liquidation value 5,000 shares authorized; 1,963 shares
    issued and outstanding                                               2
  Series B voting preferred stock, $.001 par; 65,000 shares
    authorized; 65,000 shares issued and outstanding                    65
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 56,159,528 shares issued and outstanding            56,160
  Additional paid in capital                                    11,634,756
  Accumulated Deficit                                          (13,106,604)
                                                               -----------
     TOTAL STOCKHOLDERS' DEFICIT                               ( 1,415,621)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   274,399
                                                               ===========

                  CYBERTEL COMMUNICATIONS CORP.
                    STATEMENTS OF OPERATIONS
            Three Months Ended March 31, 2003 and 2002
                           (Unaudited)
                                                    2003          2002
                                                 -----------  -----------
Revenues                                          $  222,490  $   318,537
Cost of sales                                        160,555      192,829
                                                 -----------  -----------
  Gross Margin                                        61,935      125,708

  General, administrative and selling                475,216      448,768
                                                 -----------  -----------
  Net loss                                          (413,281)    (323,060)

  Preferred stock dividends                          (29,037)     (26,812)
                                                 -----------  -----------
  Net Loss Available to Common Shareholders      $  (442,318) $  (349,872)
                                                 ===========  ===========
Basic and diluted loss per common share          $    $(0.01) $     (0.04)
                                                 ===========  ===========
Weighted average shares outstanding               51,745,365    9,161,822
                                                 ===========  ===========

                  CYBERTEL COMMUNICATIONS CORP.
                    STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 2003 and 2002
                          (Unaudited)
                                                     2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES               ----------- -----------
  Net loss                                         $  (413,281)$  (323,060)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                        16,570      21,509
    Stock issued for services                           66,773      44,543
  Changes in assets and liabilities:
    Accounts receivable                                 19,694     (14,082)
    Other assets                                         4,230      (8,040)
    Accounts payable and accrued expenses               73,878     142,630
                                                   ----------- -----------
     CASH FLOWS PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                       (232,136)   (137,300)
                                                   ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                       -      38,750
  Proceeds from exercise of common stock options       176,976           -
  Proceeds from notes payable                           35,000     174,377
  Payments on installment debt                               -      (4,964)
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES                   211,976     208,163
                                                   ----------- -----------
NET INCREASE (DECREASE) IN CASH                        (20,160)     70,863
Cash, beginning of period                               51,801      71,011
                                                   ----------- -----------
Cash, end of period                                $    31,641 $   141,874
                                                   =========== ===========

                  CYBERTEL COMMUNICATIONS CORP.
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Communications Corp. ("Cybertel") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

Recent Accounting Pronouncements:

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income
(loss) per share to be disclosed in interim financial statements. For the quarter ended March 31, 2003, Cybertel's pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

NOTE 2   NOTE PAYABLE

In March 2002, Cybertel issued a promissory note for $212,500 bearing interest at 8%. The note payable balance at March 31, 2003 is $148,234, which is net of issuances costs incurred. The debt issuance costs are being amortized over the term of the agreement as interest expense. In connection with the note, Cybertel issued 200,000 warrants to purchase Cybertel common stock at an exercise price of $.33 per share that expire in March 2007.

On January 28, 2003, Cybertel entered into a Settlement and Release Agreement with the holder of the $212,500 note payable whereby, the holder agreed to settle the note and other claims against Cybertel in exchange for 23,611,111 shares of Cybertel common stock. The shares were to be issued in January 2003, however, have still not been issued. Therefore, the note payable is still reflected as of March 31, 2003.


NOTE 3   COMMON STOCK

During the quarter ended March 31, 2003, employees' exercised options to acquire 10,200,000 of common stock for $176,796.

During the quarter ended March 31, 2003, Cybertel issued 5,381,981 shares of common stock to consultants resulting in $66,773 of expense. The stock was valued using the closing price on the date issued.

                  CYBERTEL COMMUNICATIONS CORP.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 4   SUBSEQUENT EVENTS

In April 2003, Cybertel issued 10,000,000 shares of common stock for consulting services. The stock will be expensed based on the value using the closing price on the date issued.

In April 2003, Cybertel's board of directors approved the issuance of 930,000 shares of Series B voting preferred stock to the President, Chief Financial Officer and three other employees of Cybertel.

Item 2.   Management's Discussion and Analysis.
-----------------------------------------------

Results of Operations.
----------------------

Three months ended March 31 2003, compared to three months ended March 31,
2002.
-----

         Revenues for the three month period ended March 31, 2003, decreased to $222,490 as compared to $318,537 for the three month period ended March 31, 2002, as the result of the loss of customers and the decrease in average rate to maintain existing customers in this competitive telecom environment.

         General, administrative and selling costs have increased to $475,216 for the three month period ended March 31, 2003, as compared to $448,768 for the three month period ended March 31, 2002. This increase is due to additional consultants locating investment opportunities for our Company to grow our revenue base and diversify our products.

         During the three months ended March 31, 2003, we had a net loss of $(413,281), as compared to $(323,060) a year-ago.

          After taking into account preferred dividend requirements of $29,037 and $26,812, respectively, net loss available to common stockholders was $(442,318) during the three months ended March 31, 2003, and $(349,872) during the three months ended March 31, 2002.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $31,641 at March 31, 2003. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months. Unless we are able to raise substantial additional funding, our plans to expand our IP Gateway may be significantly delayed.

          During the three months ended March, 2003, we entered into a Settlement and Release Agreement with the holder of the $212,500 note payable, whereby, the holder agreed to settle the note and other claims against us in exchange for 23,611,111 shares of our common stock. The shares were authorized to be issued in January, but still have not been issued, the issuance of which is pending on a fairness hearing in the United States District Court for the Southern District of New York. Therefore, the note payable is still reflected as of March 31, 2003. See Part II, Item 1 below.

         We will need to raise more cash by selling debt or equity securities to continue our operations. There can be no guarantee that the required funds will be raised.

Forward Looking Statements.
---------------------------

          Statements made in this Form 10-QSB Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and of our business, including, without limitation, (i) our ability to gain a larger share of the telecommunications industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital and the growth of the telecommunications industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

          Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the telecommunications industry, the development of products and that may be superior to the products and services offered by us, demand for telecommunications, competition, changes in the quality or composition of our Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

          Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.
----------------------------------

          An evaluation was performed under the supervision and with the participation of our Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of our Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our Company's management, including the CEO and CFO, concluded that our Company's disclosure controls and procedures were effective. There have been no significant changes in our Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

          On execution of the Settlement Agreement, the parties agreed, pursuant to 15 U.S.C. Section 77(a)(1), to immediately submit the terms and conditions of the Settlement Agreement to the Court for a hearing on the fairness of such terms and conditions for the issuance of an exemption from registration of the Settlement Shares, under Section 3(a)(10) of the Securities Act. That hearing is scheduled for May 16, 2003.

          This Settlement Agreement was disclosed in our Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 6, 2003, and which is incorporated herein by reference. See the Exhibit Index,
Item 6, Part II, of this Quarterly Report.

          On February 10, 2003, the law office of Luce, Forward, Hamilton & Scripps, LLP, filed a complaint against our Company in the Superior Court-Limited Jurisdiction, County of San Diego, Central Division. The case was designated Case No. IC 805382, and sought damages in the amount of $17,203.58 for unpaid legal fees accrued from about November 20, 1999.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None; not applicable.

          (b)  Reports on Form 8-K.

               8-K Current Report dated December 31, 2002 and filed March 6,
               2003.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYBERTEL COMMUNICATIONS CORP.


Date: 5/14/03                   By: /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director


Date: 5/14/03                   By: /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director


Date: 5/14/03                   By: /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard D. Mangiarelli, Chief Executive Officer of Cybertel Communications Corp. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

Dated:  May 14, 2003                 Signature:/s/Richard D. Mangiarelli
                                     Richard D. Mangiarelli
                                     Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Richard Schmidt, Chief Financial Officer of Cybertel Communications Corp. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

Dated:  May 14, 2003                 Signature:/s/Richard Schmidt
                                     Richard Schmidt
                                     Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Cybertel Communications Corp. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), We, Richard D. Mangiarelli, Chief Executive Officer and Richard Schmidt, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date: 5/14/03                         /s/Richard D. Mangiarelli
                                         Richard D. Mangiarelli
                                         Chief Executive Officer

Date: 5/14/03                         /s/Richard Schmidt
                                         Richard Schmidt
                                         Chief Financial Officer