Form 10QSB
period 2003-06-03
CYBERTEL COMMUNICATIONS CORP
filed 2003-08-12
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

     The Registrant has not been involved in any bankruptcy proceedings; however, see Item 1, Part II, for information regarding a pending legal proceeding pursuant to which additional documentation may be required to be filed by the Registrant in connection with the distribution of securities of the Registrant.

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 346,746,873

                               August 11, 2003


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

                  CYBERTEL COMMUNICATIONS CORP.
                          BALANCE SHEET
                          June 30, 2003


          ASSETS
Current Assets
  Cash                                                         $   131,346
  Accounts receivable, net of allowance for doubtful
     accounts of $100,468                                          149,313
 Prepaid expenses                                                   11,362
                                                               -----------
     Total Current Assets                                          292,021
                                                               -----------
Equipment, net                                                      28,127

Assets held for sale                                                35,000

Other                                                                4,112
                                                               -----------
Total assets                                                   $   359,260
                                                               ===========

     LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Notes payable                                                 $   300,734
 Accounts payable                                                  477,950
 Accrued dividends                                                 400,195
 Accrued expenses                                                  505,855
                                                               -----------
     Total Current Liabilities                                   1,684,734
                                                               -----------
Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Series A convertible preferred stock, $.001 par; $1,962,666 liquidation value 5,000 shares authorized; 1,963 shares
    issued and outstanding                                               2
  Series B voting preferred stock, $.001 par; 1,000,000 shares
    authorized; 1,000,000 shares issued and outstanding              1,000
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 235,100,639 shares issued and outstanding          235,101
  Additional paid in capital                                    13,272,932
  Accumulated Deficit                                          (14,834,509)
                                                               -----------
     TOTAL STOCKHOLDERS' DEFICIT                               ( 1,325,474)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   359,260
                                                               ===========

                  CYBERTEL COMMUNICATIONS CORP.
                    STATEMENTS OF OPERATIONS
     For the Three Months and Six Months Ended June 30, 2003 and 2002
                          (Unaudited)

                              Three Months           Six Months
                              Ended June 30,         Ended June 30,
                      2003         2002             2003        2002
                     ---------    -----------      ---------    -----------
Revenues             $ 222,994    $   305,172      $ 445,484    $   623,709

Cost of revenues       152,832        197,899        313,387        390,728
                     ---------    -----------      ---------    -----------
  Gross profit          70,162        107,273        132,097        232,981

General and
administrative and
selling              1,769,707        485,787       2,244,923        934,555
                     ---------     ----------       ---------    -----------
Net loss            (1,699,545)      (378,514)     (2,112,826)      (701,574)

Preferred stock
 dividends             (28,360)       (27,415)       (57,397)       (54,227)
                      ---------     ----------      ---------    -----------
Net loss Available
 to Common
 Stockholders      $(1,727,905)    $ (405,929)    $(2,170,223)   $  (755,801)
                   -----------     ----------     -----------    -----------
Net loss per share:
Basic & diluted    $      (.02)    $     (.04)    $      (.02)   $      (.08)
                   ===========     ==========     ===========    ===========
Weighted average
 shares outstanding:
Basic and diluted   79,148,953      9,608,961     106,552,540      9,385,391
                   ===========     ==========     ===========    ===========

                  CYBERTEL COMMUNICATIONS CORP.
                    STATEMENTS OF CASH FLOWS
            Six Months Ended June 30, 2003 and 2002
                          (Unaudited)
                                                     2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES               ----------- -----------
  Net loss                                         $(2,112,826)$  (701,574)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                        32,472      39,153
    Stock issued for services                        1,495,390     146,043
  Changes in assets and liabilities:
    Accounts receivable                                 16,771     (29,281)
    Other assets                                         6,090        (497)
    Accounts payable and accrued expenses              102,917     301,739
                                                   ----------- -----------
     CASH FLOWS USED IN OPERATING ACTIVITIES          (459,186)   (244,417)
                                                   ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                       -      88,734
  Advanced from related parties                              -      36,102
  Proceeds from exercise of common stock options       353,731           -
  Proceeds from notes payable                          185,000     124,393
  Payments on installment debt                               -     (10,284)
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES                   538,731     238,945
                                                   ----------- -----------
NET INCREASE (DECREASE) IN CASH                         79,545      (5,472)
Cash, beginning of period                               51,801      71,011
                                                   ----------- -----------
Cash, end of period                                $   131,346 $    65,539
                                                   =========== ===========
NON CASH FINANCING ACTIVITIES:
Issuance of stock for notes payable                $   212,500 $         -
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

Recent Accounting Pronouncements:

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income
(loss) per share to be disclosed in interim financial statements. For the quarter six months ended June 30, 2003, Cybertel's pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.


NOTE 2   NOTE PAYABLE

In March 2002, Cybertel issued a promissory note for $212,500 bearing interest at 8%. In connection with the note, Cybertel issued 200,000 warrants to purchase Cybertel common stock at an exercise price of $.33 per share that expire in March 2007.

On January 28, 2003, Cybertel entered into a Settlement and Release Agreement with the holder of the $212,500 note payable whereby, the holder agreed to settle the note and other claims against Cybertel in exchange for 23,611,111 shares of Cybertel common stock. The shares were issued during the quarter ended June 30, 2003 resulting in notes payable being reduced by $212,500, common stock being increased by $23,611 and additional paid in capital being increased by $188,889. The warrants are still outstanding at June 30, 2003.


NOTE 3   COMMON STOCK

During the six months ended June 30, 2003, employees exercised options to acquire 76,500,000 of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $353,731.

During the six months ended June 30, 2003, Cybertel issued 94,411,981 shares of common stock to consultants resulting in $560,390 of expense. The stock was valued using the closing price on the date issued.

As noted above, during the six months ended June 30, 2003, Cybertel issued 23,611,111 shares of common stock for settlement of a note payable totaling $212,500.

                  CYBERTEL COMMUNICATIONS CORP.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 4   PREFERRED STOCK

In April 2003, Cybertel's board of directors approved the issuance of 935,000 shares of Series B voting preferred stock to the President, Chief Financial Officer and three other directors of Cybertel. Each share of Series B has 100 votes per share. Cybertel recorded expense of $935,000 related to the issuance of preferred stock for services. The value was determined based on the number of voting shares of preferred stock, 93,500,000, times the trading price of common stock on the date issued.

NOTE 5   SUBSEQUENT EVENTS

In July 2003, Cybertel's board of directors approved the issuance of 15,000,000 shares of Series B voting preferred stock to the President, Chief Financial Officer and three other directors of Cybertel. Each share of Series B has 100 votes per share. Cybertel will record expense based on the number of voting shares of preferred stock, 1,500,000,000 times the trading price of common stock on the date issued.

Item 2.   Management's Discussion and Analysis.
-----------------------------------------------

Results of Operations.
----------------------

Three months ended June 30 2003, compared to three months ended June 30, 2002.
------------------------------------------------------------------------------

         Revenues for the three month period ended June 30, 2003, decreased to $222,994 as compared to $305,172 for the three month period ended June 30, 2002, as the result of the loss of customers and the decrease in average rate to maintain existing customers in this competitive telecom environment.

         General, administrative and selling costs have increased to $1,769,707 for the three month period ended June 30, 2003, as compared to $485,787 for the three month period ended June 30, 2002. As discussed below, this increase is principally due to the issuance of shares of stock for services.

         During the three months ended June 30, 2003, we had a net loss of $(1,699,545), as compared to $(378,514) a year ago.

          After taking into account preferred stock dividends of $28,360 and $27,415, respectively, net loss available to common stockholders was $(1,727,905) during the three months ended June 30, 2003, and $(405,929) during the three months ended June 30, 2002.

Six months ended June 30, 2003, compared to six months ended June 30, 2002.
---------------------------------------------------------------------------

         Revenues for the six month period ended June 30, 2003, decreased to $445,484 as compared to $623,709 for the six month period ended June 30, 2002, as the result of the loss of customers and the decrease in average rate to maintain existing customers in this competitive telecom environment.

         General, administrative and selling costs have increased to $2,244,923 for the six month period ended June 30, 2003, as compared to $934,555 for the six month period ended June 30, 2002. This increase is due principally to the $560,390 of expense associated with the issuance of common stock for services and the $935,000 expense related to the issuance of preferred stock, also for services.

         During the six months ended June 30, 2003, we had a net loss of $(2,112,826), as compared to $(701,574) a year-ago.

          After taking into account preferred stock dividends of $57,397 and $54,227, respectively, net loss available to common stockholders was $(2,170,223) during the six months ended June 30, 2003, and $(755,801) during the six months ended June 30, 2002.

Liquidity and Capital Resources.
--------------------------------

          We had cash of $131,346 at June 30, 2003. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months. Unless we are able to raise substantial additional funding, our plans to expand our IP Gateway may be significantly delayed.


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

          On October 1, 2002, Merger Communications, Inc. filed an action against our Company in the District Court of Harris County, Texas, 151 Judicial District. The case was designated 2002-50366, and sought damages for unpaid services rendered pursuant to a Media Relations Cooperation Agreement, whereby Merger Communications, Inc. was to receive monies and stock of our Company as compensation. This action was dismissed during the quarterly period ended June 30, 2003.

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

          On execution of the Settlement Agreement, the parties agreed, pursuant to 15 U.S.C. Section 77(a)(1), to immediately submit the terms and conditions of the Settlement Agreement to the Court for a hearing on the fairness of such terms and conditions for the issuance of an exemption from registration of the Settlement Shares, under Section 3(a)(10) of the Securities Act. On May 15, 2003, the court approved the settlement.

          This Settlement Agreement was disclosed in our Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 6, 2003, and which is incorporated herein by reference. The court's approval of the Settlement Agreement was disclosed in an amended Current Report on Form 8-K, dated December 31, 2002, and filed on May 27, 2003. See the Exhibit Index,
Item 6, Part II, of this Quarterly Report.

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

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          On January 28, 2003, we entered into a Settlement and Release Agreement with the holder of the $212,500 note payable, whereby, the holder agreed to settle the note and other claims against us in exchange for 23,611,111 shares of our common stock. The shares were issued during the quarter ended June 30, 2003, resulting in notes payable being reduced by $212,500, common stock being increased by $23,611 and additional paid in capital being increased by $188,889.

          During the six months ended June 30, 2003, employees' exercised options to acquire 76,500,000 of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $353,731.

          During the six months ended June 30, 2003, Cybertel issued 94,411,981 shares of common stock to consultants resulting in $560,390 of expense. The stock was valued using the closing price on the date issued.

          As noted above, during the six months ended June 30, 2003, Cybertel issued 23,611,111 shares of common stock for settlement of a note payable totaling $212,500.

          In April 2003, Cybertel's board of directors approved the issuance of 935,000 shares of Series B voting preferred stock to the President, Chief Financial Officer and three other directors of Cybertel. Each share of Series B has 100 votes per share. Cybertel recorded expense of $935,000 related to the issuance of preferred stock for services. The value was determined based on the number of voting shares of preferred stock, 93,500,000, times the trading price of common stock on the date issued.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          In July 2003, Cybertel's board of directors approved the issuance of 15,000,000 shares of Series B voting preferred stock to the President, Chief Financial Officer and three other directors of Cybertel. Each share of Series B has 100 votes per share. Cybertel will record expense based on the number of voting shares of preferred stock, 1,500,000,000 times the trading price of common stock on the date issued.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1 - 302 Certification of Richard D. Mangiarelli.

               31.2 - 302 Certification of Richard Schmidt.

               32   - 906 Certification.

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K, dated December 31, 2002, and filed March 6, 2003.

               Current Report on Form 8-K-A1, dated December 31, 2002 and filed May 27, 2003.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYBERTEL COMMUNICATIONS CORP.


Date: Aug. 8, 2003              By: /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director


Date: Aug. 8, 2003              By: /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director


Date: Aug. 8, 2003              By: /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director