Form 10QSB
period 2003-09-30
CYBERTEL COMMUNICATIONS CORP
filed 2003-11-13
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                                  853,146,873

                               November 11, 2003

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

                  CYBERTEL COMMUNICATIONS CORP.
                          BALANCE SHEET
                       September 30, 2003
                           (Unaudited)


          ASSETS
Current Assets
  Cash                                                         $   218,323
  Accounts receivable, net of allowance for doubtful
     accounts of $93,241                                           152,241
  Notes receivable                                                  46,000
  Prepaid expenses                                                  15,160
                                                               -----------
     Total Current Assets                                          431,724

Equipment, net                                                      13,824

Assets held for sale                                                35,000

Other                                                                4,112
                                                               -----------
Total assets                                                   $   484,660
                                                               ===========

     LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Notes payable                                                 $   240,734
 Accounts payable                                                  478,812
 Accrued dividends                                                 429,877
 Accrued expenses                                                  561,791
                                                               -----------
     Total Current Liabilities                                   1,711,214
                                                               -----------
Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Series A convertible preferred stock, $.001 par; $1,962,666 liquidation value 5,000 shares authorized; 1,963 shares
    issued and outstanding                                               2
  Series B voting preferred stock, $.001 par; 20,000,000 shares
    authorized; 16,000,000 shares issued and outstanding            16,000
  Common stock, $.001 par value, 2,000,000,000 shares
    authorized, 560,753,973 shares issued and outstanding          560,754
  Additional paid in capital                                    12,666,486
  Accumulated Deficit                                          (14,469,796)
                                                               -----------
     TOTAL STOCKHOLDERS' DEFICIT                               ( 1,226,554)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   484,660
                                                               ===========

                  CYBERTEL COMMUNICATIONS CORP.
                    STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2003 and 2002
                          (Unaudited)

                        Three Months Ended           Nine Months Ended
                           September 30,                September 30,
                      2003         2002             2003         2002
                     ---------    -----------      ---------    -----------
Revenues             $ 213,507    $   288,117      $ 658,991    $   911,826

Cost of revenues       153,771        167,564        467,158        558,293
                     ---------    -----------      ---------    -----------
  Gross profit          59,736        120,553        191,833        353,533

General and
administrative and
selling                598,883        665,066      1,910,265      1,599,620
                     ---------     ----------      ---------    -----------
Net loss              (539,147)      (544,513)    (1,718,432)    (1,246,087)

Preferred stock
 dividends             (29,681)       (41,612)       (87,078)       (95,839)
                     ---------     ----------      ---------    -----------
Net loss Available
 to Common
 Stockholders      $  (568,828)    $ (586,125)   $(1,805,510)   $(1,341,926)
                   -----------     ----------    -----------    -----------
Net loss per share:
Basic & diluted    $      (.00)    $     (.03)   $      (.01)   $      (.11)
                   ===========     ==========    ===========    ===========
Weighted average
 shares outstanding:
Basic and diluted  355,386,002     18,290,267    172,294,849     12,353,683
                   ===========     ==========    ===========    ===========

                  CYBERTEL COMMUNICATIONS CORP.
                    STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 2003 and 2002
                          (Unaudited)
                                                     2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES               ----------- -----------
  Net loss                                         $(1,718,432)$(1,246,087)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                        46,776      56,452
    Stock issued for services                          725,982     421,988
    Bad debt expense (recovery)                         29,500      (3,434)
    Amortization of loan costs                               -       7,560
    Write off of uncollectible note receivable          25,000           -
    Loss on sale of assets                                   -       9,976
  Changes in assets and liabilities:
    Accounts receivable                                (15,657)    (18,510)
    Other assets                                         2,476      (6,617)
    Accounts payable and accrued expenses              124,531     442,861
                                                   ----------- -----------
CASH FLOWS USED IN OPERATING ACTIVITIES               (779,824)   (335,811)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash outlays for notes receivable                    (80,000)          -
  Receipt of cash from notes receivable                  9,000           -
  Proceeds from sale of fixed assets                         -       2,600
                                                   ----------- -----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                             (71,000)      2,600

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                       -     193,773
  Advanced from related parties                              -      36,671
  Repayments of related party advances                       -     (35,000)
  Proceeds from exercise of common stock options       857,346           -
  Proceeds from notes payable                          220,000     184,393
  Payments on notes payable                            (60,000)          -
  Payments on installment debt                               -     (10,572)
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES                 1,017,346     369,265
                                                   ----------- -----------
NET INCREASE (DECREASE) IN CASH                        166,522      36,054
Cash, beginning of period                               51,801      71,011
                                                   ----------- -----------
Cash, end of period                                $   218,323 $   107,065
                                                   =========== ===========
NON CASH FINANCING ACTIVITIES:
Issuance of stock for notes payable                $   212,500 $         -
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

Recent Accounting Pronouncements:

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income
(loss) per share to be disclosed in interim financial statements.   Cybertel
granted 375,500,000 options to purchase common stock to employees in the nine months ending September 30, 2003. All options vest immediately, have an exercise price of 90 percent of market value on the date of grant and expire 10 years from the date of grant.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                    2003         2002  2003         2002

Net loss available to common
  stockholders, as reported      $(568,828) $(586,125)$(1,805,510)$(1,341,926)

Less:  stock based compensation
       determined under fair
       value based method         (761,730)         -   1,104,021           -

  Pro forma net loss           $(1,330,558) $(586,125)$(2,909,531)$(1,341,926)

  Basic and diluted net loss per share
      As reported              $     (0.00) $   (0.03)$     (0.01)$     (0.11)
      Pro forma                $     (0.00) $   (0.03)$     (0.02)$     (0.11)

NOTE 2   NOTE PAYABLE

In March 2002, Cybertel issued a promissory note for $212,500 bearing interest at 8%. In connection with the note, Cybertel issued 200,000 warrants to purchase Cybertel common stock at an exercise price of $.33 per share that expire in March 2007.

On January 28, 2003, Cybertel entered into a Settlement and Release Agreement with the holder of the $212,500 note payable whereby, the holder agreed to settle the note and other claims against Cybertel in exchange for 23,611,111 shares of Cybertel common stock. The shares were issued during the quarter ended June 30, 2003 resulting in notes payable being reduced by $212,500, common stock being increased by $23,611 and additional paid in capital being increased by $188,889. The warrants are still outstanding at September 30, 2003.


NOTE 3   COMMON STOCK

During the nine months ended September 30, 2003, employees' exercised options to acquire 350,500,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $857,346.

During the nine months ended September 30, 2003, Cybertel issued 146,065,315 shares of common stock to consultants resulting in $701,123 of expense. The stock was valued using the closing price on the date issued.

As noted above, during the nine months ended September 30, 2003, Cybertel issued 23,611,111 shares of common stock for settlement of a note payable totaling $212,500.


NOTE 4   PREFERRED STOCK

In April and July 2003, Cybertel's board of directors approved the issuance of 935,000 and 15,000,000, respectively, shares of Series B voting preferred stock to the President, Chief Financial Officer and three other employees of Cybertel. Each share of Series B has 100 votes per share. Cybertel recorded total expense of $24,859 related to both issuances of preferred stock for services. The value was determined based on an appraisal performed by an independent appraiser. The appraised value of each share is $.00156.


NOTE 5   RESTATEMENT

In April 2003, Cybertel recorded $935,000 of expense related to the issuance of the 935,000 shares of Series B voting preferred stock to the President, Chief Financial Officer and three other employees of Cybertel. Each share of Series B has 100 votes per share. Cybertel originally recorded expense based on the number of voting shares of preferred stock, 93,500,000 times the trading price of common stock on the date issued. In November 2003, Cybertel obtained an independent appraisal for the value of the Series B stock. The appraised value of each share is $.00156 resulting in $1,459 of expense for the 935,000 shares. Accordingly, general and administrative and selling expense as well as net loss available to common stockholders were overstated by $933,541 for the three and six months ending June 30, 2003. The three and nine months ending September 30, 2003 have been adjusted accordingly to reflect this restatement of the three and six months ending June 30, 2003.

NOTE 6   AMENDMENT TO ARTICLES

Cybertel amended the articles of incorporation to increase the authorized common stock from 300,000,000 to 2,000,000,000 shares and increase the preferred from 5,000,000 to 50,000,000 shares.


NOTE 7   SUBSEQUENT EVENT

In October 2003, employees' exercised options to acquire 204,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $940,347.

In October 2003, Cybertel issued 1,400,000 shares of common stock to consultants resulting in $13,720 of expense. The stock was valued using the closing price on the date issued.

Item 2.   Management's Discussion and Analysis.
-----------------------------------------------

Results of Operations.
----------------------

Three months ended September 30, 2003, compared to three months ended September 30, 2002.
-------------------

         Revenues for the three month period ended September 30, 2003, decreased to $213,507, from $288,117 for the three months ended September 30, 2002, as the result of the loss of customers and the decrease in average rate to maintain existing customers in this competitive telecom environment.

         General, administrative and selling costs were $598,883 during the three months ended September 30, 2003, as compared to $665,066 for the three month period ended September 30, 2002. This decrease was due to a decrease in consulting fees paid by the Company.

         During the three months ended September 30, 2003, we had a net loss of $(539,147), as compared to $(544,513) in the year-ago period.

          After taking into account preferred stock dividends of $29,681 and $41,612 in 2003 and 2002, respectively, net loss available to common stockholders was $(568,828), or $(0.00) per diluted share, during the three months ended September 30, 2003, and $(586,125), or $(0.03) per diluted share, during the three months ended September 30, 2002.

Nine months ended September 30, 2003, compared to nine months ended September 30, 2002.
---------

         Revenues for the nine month period ended September 30, 2003, decreased to $658,991 as compared to $911,826 for the nine month period ended September 30, 2002, as the result of the loss of customers and the decrease in average rate to maintain existing customers in this competitive telecom environment.

         General, administrative and selling costs increased to $1,910,265 for the nine month period ended September 30, 2003, from $1,599,620 for the nine month period ended September 30, 2002. This increase is due to an increase in consulting fees.

         During the nine months ended September 30, 2003, we had a net loss of $(1,718,432), as compared to $(1,246,087) a year ago.

          After taking into account preferred stock dividends of $87,078 and $95,839 in 2003 and 2002, respectively, net loss available to common stockholders was $(1,805,510) ($(0.01 per share) during the nine months ended September 30, 2003, and $(1,341,926) ($0.11) during the nine months ended September 30, 2002.

Liquidity and Capital Resources.
--------------------------------

          At September 30, 2003, we had total current assets of $431,724, including cash of $218,323. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months.

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

          Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

          On or about January 25, 2002, Prudential Home Building Investors, Inc., a New Jersey corporation ("Prudential"), filed a complaint against the Company in the Superior Court of California, County of San Diego, Central Division. The case was designated Case No. GIC 782069, and sought damages in the amount of $32,000 for unpaid rent on our former La Jolla facility from September, 2001, through December, 2001, when the lease terminated. The Company has accrued this expense. A default judgment in the amount of $52,775.41 was entered against the Company on August 29, 2002 and the parties have agreed to a payment plan.

          On October 1, 2002, Merger Communications, Inc. filed an action against our Company in the District Court of Harris County, Texas, 151 Judicial District. The case was designated 2002-50366, and sought damages for unpaid services rendered pursuant to a Media Relations Cooperation Agreement, whereby Merger Communications, Inc. were to receive monies and stock of our Company as compensation. This action has been dismissed, with no liability being found on the Company's part.

        On February 10, 2003, the law office of Luce, Forward, Hamilton & Scripps, LLP, filed a complaint against our Company in the Superior Court-Limited Jurisdiction, County of San Diego, Central Division. The case was designated Case No. IC 805382, and sought damages in the amount of $17,203.58 for unpaid legal fees accrued from about November 20, 1999. This action is still pending.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

 Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          On October 24, 2003, which is subsequent to the period covered by this Report, the Company's Board of Directors and the holders of a majority of its issued and outstanding shares of Series B Super Voting Preferred Stock ( the "Series B Stock") voted to retroactively adopt and ratify the increase in the authorized number of shares of preferred stock from five million shares to 50 million shares and the increase in the authorized shares of Series B Stock from two million shares to 20 million shares. On November 7, 2003, the sole holder of the Company's Series A 6% Convertible Preferred Stock (the "Series A Stock") also voted to retroactively adopt and ratify such increases and to retroactively waive the restrictions of Section E of the Certificate of Designations of the Series A Stock (which states that no other class or series of capital stock of the Company shall have preferences, limitations or relative rights that are superior to or senior to the preferences, limitations and relative rights granted to the holders of the Series A Stock) as they relate to the super voting rights of the Series B Stock.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

             31.1 Certification of Richard D. Mangiarelli

             31.2 Certification of Richard Schmidt

             32   302 Certification

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES
          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYBERTEL COMMUNICATIONS CORP.


Date: 11/13/03                  By: /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director


Date: 11/13/03                  By: /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director


Date: 11/1303                   By: /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director