Form 10KSB
period 2003-12-31
CYBERTEL COMMUNICATIONS CORP
filed 2004-03-30
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2003 - $844,079.

     State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 26, 2004 - $1,835,884.  There are approximately 1,835,883,647 shares of voting stock of the Registrant held by non-affiliates. Because there is no "established trading market" for our shares, these shares have been arbitrarily valued at par value of $0.001 per share.

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

                              March 26, 2004

                              1,837,048,647

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13, Part III, of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Prior Historical Developments.
          ------------------------------

          For a discussion of the business development of Cybertel Communications Corp., a Nevada corporation (the "Company") from inception through December 31, 2002, see our Registration Statement on Form 10-SB-A3, which was filed with the Securities and Exchange Commission on October 15, 1999, and our Annual Reports on Form 10-KSB for the years ended December 31, 1999, 2000, 2001, and 2002, which have been filed with the Securities and Exchange Commission. See the Exhibit Index, Item 13, Part III, of this Annual Report.

          Year Ended December 31, 2003.
          -----------------------------

          On February 4, 2003, our wholly-owned subsidiary, Cybertel Holdings, a Nevada corporation ("CH"), agreed to terms with The Giving Card, an entity that has created a credit card that provides benefits for a portion of the credit card charges to be paid to specific charities, whereby The Giving Card granted us an exclusive license to market this card with other charities and other merchants. See Item 6, Part II, of this Annual Report.

          Events Subsequent to December 31, 2003.
          ---------------------------------------

          On March 5, 2004, the Company; Core Energy, LLC, a Nevada limited liability company ("Core"); and the members of Core executed an Agreement and Plan of Reorganization by which the Company agreed to acquire a 51% ownership interest in Core in consideration of the issuance of 10,000,000 "unregistered" and "restricted" shares of the Company's common stock to the members of Core (the "Plan"). At the closing of the Plan and following the issuance of the 10,000,000 shares to the Core members, there were 1,767,048,647 issued and outstanding shares of the Company's common stock.

          Under the Plan, the Company also agreed to fund Core up to $300,000, with $100,000 of that amount to be paid upon closing. In the event of a public offering by Core or a merger or acquisition by Core with a publicly-traded company, the other Core members will have the right to re-acquire additional membership interests such that they collectively have a 75% membership interest in Core. In such an event, the purchase price will be $384.62 for each 1% interest so re-acquired. However, in no event is the Company's interest in Core to fall below 25%.

          The Core Plan was disclosed in a Current Report on Form 8-K dated March 5, 2004, which was filed with the Securities and Exchange Commission on March 19, 2004, and which is incorporated herein be reference. See the
Exhibit Index, Item 13, Part III, of this Report.

          As a result of the conversion of Series A Preferred Stock into common stock, 435,901,264 shares of common stock were issued in January and February, 2004. In addition, during the first quarter of 2004, 319,992,897 shares were issued to employees and customers pursuant to an S-8 registration statement.

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

          We charge our customers on the basis of minutes or partial minutes of usage. Our rates may vary with the distance, duration, time of day of the call and the type of call. The facilities selected for call transmission do not affect our rates, but the type of call does. We bill in six-second increments.

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

          To date, we have marketed our products primarily through Affinity Groups. We intend to finance our marketing activities in the short term through equity financing, and in the long term through cash flow.

          Agents.
          -------

          In 2002, we began marketing to and signing agreements with agents to develop additional customer bases. Cybertel signed agreements with Wellstech, Wings of Mercy Apex Marketing and Continental Communications.
We have signed five agent agreements to date.

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

          On March 31, 2001, we signed a Carrier Service Agreement with Global Crossing. Under the Agreement, we agreed to be liable for minimum monthly usage charges ranging from $25,000 in the first month of the Agreement to $275,000 in the 12th and subsequent months. This Agreement was amended on June 7, 2002, when we agreed to be liable for minimum monthly usage charges ranging from $25,000 in the first month of the Agreement to $50,000 in the seventh month and subsequent months. The Agreement was amended on May 15, 2003, to provide for minimum monthly usage charges of $1,500,000 over a period of three years.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

          The Company has trademarked its logo. It has no patents, licenses, franchises, concessions, royalty agreements or labor contracts.

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

          Reporting Obligations.
          ----------------------

          Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

         We have nine full-time employees.

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

          (1) On or about August 17, 2001, 75 Montgomery Associates, LLC ("Montgomery") filed an action against the Company and LDVL in Superior Court, Morris County, New Jersey. The action was designated Docket No. MRS-L-2529-
01. In its complaint, Montgomery alleged that LDVL was a tenant under a written lease agreement with Montgomery for certain property located in Jersey City, New Jersey, with monthly rent of $5,127.08 due during the lease term of May 1, 2000, through April 30, 2005. The complaint sought past due rent, future rent and other costs and damages resulting from LDVL's alleged breach of the lease agreement, as well as compensatory damages, treble damages, punitive damages and other costs and damages resulting from waste, spoil, destruction and damage allegedly caused by LDVL. The Company was sued as an "alter ego" of LDVL. It filed an answer to the complaint on December
6, 2001, and intends to vigorously defend itself in this action.   There is a
motion for summary judgment pending on behalf of Cybertel returnable on April 2, 2004. If the motion does not resolve this matter then a trial will be scheduled for April, 2004.

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

          (3) On October 1, 2002, Merger Communications, Inc. filed an action against the Company in the District Court of Harris County, Texas. The case was designated 2002-50366, and sought damages for unpaid services rendered pursuant to a Media Relations Cooperation Agreement, whereby Merger Communications, Inc. were to receive monies and Cybertel stock as compensation. An Order of Dismissal was entered in this case on July 7, 2003, with all of the plaintiff's claims against Cybertel being dismissed without prejudice.

          (4) On February 10, 2003, the law office of Luce, Forward, Hamilton & Scripps, LLP, filed a complaint against the Company in the Superior
Court of the County of San Diego, Central Division. The case was designated Case No. IC 805382, and sought damages in the amount of $17,203.58 for unpaid legal fees accrued from about November 20, 1999. This case settled in January, 2004, for $12,000 and has been dismissed with prejudice.

          (5) In the pending Chapter 11 reorganization case of World Access, Inc., Case No. 01 B 14633 in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division the trustee seeks avoidance and recovery of an alleged preferential transfer of $34,719.81. An answer and affirmative defenses have been filed. Settlement discussions are underway and counsel believes settlement can be obtained, perhaps for nuisance value only.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         Except as stated below, no matter was submitted to a vote of our Company's security holders during the fourth quarter of the calendar year covered by this Annual Report or during the two previous calendar years.

         On October 24, 2003, the Company's Board of Directors and the holders of a majority of its issued and outstanding shares of Series B Super Voting Preferred Stock (the "Series B Stock") voted to retroactively adopt and ratify the increase in the authorized number of shares of preferred stock from five million shares to 50 million shares and the increase in the authorized shares of Series B Stock from two million shares to 20 million shares. On November 7, 2003, the sole holder of the Company's Series A 6% Convertible Preferred Stock (the "Series A Stock") also voted to retroactively adopt and ratify such increases and to retroactively waive the restrictions of Section E of the Certificate of Designations of the Series A Stock (which states that no other class or series of capital stock of the Company shall have preferences, limitations or relative rights that are superior to or senior to the preferences, limitations and relative rights granted to the holders of the Series A Stock) as they relate to the super voting rights of the Series B Stock.

         On January 30, 2004, which is subsequent to the date of this report, we filed with the Securities and Exchange Commission a Preliminary Proxy Statement for a Special Meeting of the stockholders of the Company, to adopt the following:

        1. The names of each of the Company's current directors will be submitted to the stockholders at the meeting for the purpose of a vote to retain each director to serve for a period of from one to three years, as discussed in Proposal 7, below.

         The Company's Board of Directors and the holders of all of its Series B Super Voting Preferred Stock have unanimously resolved to adopt the following resolutions, which will also be submitted to a vote of the common stockholders at the Meeting;

        2. To retroactively approve the increase in the Company's authorized number of shares of preferred stock from five million shares to 50 million shares and ratify the increase in the authorized number of shares of Series B Super Voting Preferred Stock from two million shares to 20 million shares;

        3. To amend the Company's Articles of Incorporation to authorize the Board of Directors to effect re-capitalizations in the form of forward and reverse splits of our outstanding securities without stockholder approval;
         4. To amend the Company's Articles of Incorporation to increase the authorized number of shares of its common stock from two billion to 10 billion;

         5. To amend the Company's Articles of Incorporation to increase the authorized number of shares of preferred stock from 50 million to 100 million;

         6. To amend the Company's Articles of Incorporation to change the name of the Company to "Cybertel Capital Corporation."

         7. To amend the Company's Bylaws to divide the board of directors into three classes (designated A, B, and C, respectively), with only one class of directors being subject to re-election each year, and changing the term of service for each class from one year to three years.

         8. To approve Malone & Bailey, PLLC as the Company's independent auditors for the coming year.

         9. To approve the Company's 2001 Stock Option Plan.

        10. To approve the Company's sale of common stock at prices below net asset value per share.

        This Proxy Statement is still in review with the Securities and Exchange Commission and as of the date of this Report, Cybertel does not have a definitive meeting date set. See Item 13, Part III, of this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          Quotation of the Company's common stock on the OTC Bulletin Board of the NASD commenced on August 3, 1998; no assurance can be given that any established market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management and others or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Information about the date when current holders' holding period of "restricted securities" commenced can be found below under the heading "Recent Sales of Unregistered Securities" of this Item. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company (this requirement will be satisfied by the filing of this Annual Report and the continued timely filing by the Company of all future reports required to be filed by us with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form
144).

          The following quotations were provided by Pink Sheets, LLC, formerly known as the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2002                        0.34                  0.17

June 30, 2002                         0.31                  0.09

September 30, 2002                    0.11                  0.014

December 31, 2002                     0.039                 0.006

March 31, 2003                        0.028                 0.0055

June 30, 2003                         0.009                 0.0026

September 30, 2003                    0.006                 0.0011

December 31, 2003                     0.0098                0.0027


Holders
-------

         The number of record holders of the Company's securities as of the date of this Annual Report is approximately 393. This figure does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

         The Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends thereon in the foreseeable future.

         The holders of the Company's Series A Preferred Stock are entitled to receive, out of funds legally available therefor, dividends equal to 6% of the Liquidation Preference (i.e., $1,000 per share of Series A Preferred Stock) per annum. At the election of the Company, such dividends may be paid either in shares of the Company's common stock or in cash. An accrued Preferred stock dividend of $269,178, was converted into 98 million shares of common stock, which were issued in December, 2003.

         There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------

         The following table reflects the sales of our unregistered securities from during the past three years:

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

Paul Ferandell         7/30/02             200,000          Services valued at
                                                            $8,000

AG Spencer Corp.       9/09/02             500,000          Services valued at
                                                            $10,000

Art Armagost           9/20/02              80,952          $1676.44

Alpha Capital          5/22/03          23,611,111          Settlement shares
                                                            for note payable


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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity         -0-                       -0-                     -0-
compen-
sation
plans
approved
by
security
holders

Equity         726,500,000               $0.003                   20,000,000
compen-
sation
plans not
approved
by
security
holders

Total          726,500,000               $0.003                   20,000,000


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

         Cybertel began actively marketing its services in April, 1999.
During the calendar year ended December 31, 2003, the Company produced revenues of $844,079, with net loss attributable to common stockholders of $3,246,577. We will continue those activities described under Item 1, Part I, of this Annual Report, during fiscal 2004.

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

          The Giving Card.
          ----------------

          Cybertel Holdings, Nevada subsidiary that was formed in 2002("CH"), is a for-profit venture that has licensed a new marketing program, The Giving Card TM ("Program"), that creates relationships by linking banks, businesses, and non-profit organization.

          CH has entered into an exclusive licensing agreement (the "License Agreement") with Affinity Card Partners, Inc., the developers and owners of a credit card-rebate program using the brand name The Giving CardTM (the "Program"). Under this License Agreement, CH will have exclusive rights to and will be acquiring the title to (through periodic payments) all aspects of Program.

          The Program uses a standard Visa or MasterCard credit card under the brand name The Giving Card, and an Internet portal www.thegivingcard.com - for information dissemination, and account-tracking software to manage Program portfolios.

          Program has developed a proprietary, "closed loop" rebate system that allows the data mining of merchant credit card transactions with merchant "partners" and the ACH capture of rebates accruing from those transactions for the benefit of cardholders of The Giving Card.

          CH offers charities or banks with existing portfolios to drop cardholders into the system. Cardholders will then be earning tax-deductible rebates from certain purchases for the charities of their choice. The Program offers cardholders the option to direct those rebates to different non-profit "charities" within the Program or to retain those rebates personally (not tax-deductible).

Results of Operations.
----------------------

          Twelve months ended December 31, 2003, compared to the twelve months ended December 31, 2002.
------------------------

          Revenues for the 12 month period ended December 31, 2003, decreased to $844,079, from $1,168,033 for the twelve months ended December 31, 2002, as the result of the loss of customers and the decrease in average rate to maintain existing customers in this competitive telecom environment.
General, administrative and selling costs were $2,728,306 during the 12 months ended December 31, 2003, as compared to $1,831,698 for the 12 month period ended December 31, 2002. This decrease was due to an increase in consulting fees paid by the Company.

          During the twelve months ended December 31, 2003, we had a net loss of $(3,129,816), as compared to $(1,663,900) in the year-ago period. In addition to an increase in consulting fees, bad debts increased by $458,239. After taking into account preferred stock dividends of $116,761 and $126,521 in 2003 and 2002, respectively, net loss available to common stockholders was $(3,246,577), or $(0.01) per diluted share, during the twelve months ended December 31, 2003, and $(1,790,421), or $(0.11) per diluted share, during the twelve months ended December 31, 2002.

Safe Harbor Statement.
----------------------

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the following factors:

          *    Cybertel's business operations have yet to generate a profit.

          * Our present gross monthly consolidated revenues are approximately $85,000 per month, and are insufficient to cover monthly general and administrative expenses of approximately $90,000. The cost of leased telephone lines is in addition to general and administrative expenses.

           * Sales of "restricted securities" by persons who will have satisfied the required holding period for resale under Rule 144 of the Securities and Exchange Commission in the very near future will substantially increase the number of shares available in the "public float," and to the extent any recent price increases in the trading market for shares of Cybertel's common stock was the result of a greater demand over the supply, these additional shares will have an adverse effect on the trading market for our common stock on the OTC Bulletin Board. Also, the filing of Notices on Form 144 can have the effect of a "cap" on the market, until the shares covered thereby are sold. See Item 5, Part II, of this Annual Report.
            * Targeted affinity group members may choose not to switch long distance carriers, regardless of whether the affinity group to which they belong determines to align with Cybertel; this development would adversely effect our revenue projections and our potential for success.

          Actual results may differ significantly from those projected in any forward-looking statements.

Liquidity.
----------

          Cybertel incurred net losses attributable to common stockholders of $3,246,577 and $1,790,421 in 2003 and 2002, respectively, and has a working capital deficiency of $288,087 and a stockholders' deficit of $213,601 as of December 31, 2003. Our management is attempting to raise sufficient additional capital through sales of stock, but has not done so as of the date of this Report. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern, as expressed in our auditor's report that is included in Item 7, Part II.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          December 31, 2003 and 2002

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 2003

          Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

          Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2003 and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

          Notes to the Consolidated Financial Statements

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
   Cybertel Communications Corp.
   Vista, California

We have audited the accompanying consolidated balance sheet of Cybertel Communications Corp. as of December 31, 2003 and the related consolidated statements of income, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybertel Communications Corp. as of December 31, 2003 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cybertel will continue as a going concern. As shown in the financial statements, Cybertel incurred net losses of $3,129,816 and $1,663,900 in 2003 and 2002, respectively, and has a working capital deficiency of $228,087 and an accumulated deficit of $15,910,863 as of December 31, 2003. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
Houston, Texas

March 19, 2004

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2003


          ASSETS
CURRENT ASSETS:
  Cash                                                         $   751,518
  Accounts receivable, net of allowance for doubtful
    accounts of $125,000                                           102,928
  Prepaid expenses                                                  15,128
                                                               -----------
     Total current assets                                          869,574
EQUIPMENT, net                                                      10,375
OTHER ASSETS                                                         4,111
                                                               -----------
     Total assets                                              $   884,060
                                                               ===========
     LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                             $   421,696
  Accrued officers compensation                                    183,358
  Accrued dividends                                                190,381
  Other accrued liabilities                                        302,226
                                                               -----------
     Total current liabilities                                   1,097,661

COMMITMENTS AND CONTINGENCIES (note 8)

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, $.001 par; $1,962,666 liquidation value 5,000 shares authorized, 1,963 shares
    issued and outstanding                                               2
  Series B voting preferred stock, $.001 par; 50,000,000 shares
    authorized; 16,000,000 shares issued and outstanding            16,000
  Common stock, $.001 par value, 2,000,000,000
    shares authorized, 1,081,154,486 shares outstanding          1,081,155
  Additional paid-in capital                                    14,600,105
  Accumulated deficit                                          (15,910,863)
                                                               -----------
     Total stockholders' deficit                                  (213,601)
                                                               -----------
     Total liabilities and stockholders' deficit               $   884,060
                                                               ===========

         See accompanying summary of accounting policies and notes to financial statements.

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

                                                      2003         2002
                                                  -----------  -----------
REVENUES                                          $   844,079  $ 1,168,033
COST OF GOODS SOLD                                    540,541      709,220
                                                  -----------  -----------
     Gross profit                                     303,538      458,813

COSTS AND EXPENSES
  Selling                                             107,806       90,227
  General and administrative                        2,728,306    1,831,698
  Bad Debts                                           495,341       37,102
  Provision for asset impairment                       35,000       42,920
  Depreciation                                         50,225       73,063
                                                  -----------  -----------
                                                    3,416,678    2,075,010
                                                  -----------  -----------
     Operating loss                                (3,113,140)  (1,616,197)

OTHER INCOME (EXPENSE)
  Interest income                                         264            -
  Interest expense                                     (4,730)     (41,184)
  Other                                               (12,210)      (6,519)
                                                  -----------  -----------
                                                      (16,676)     (47,703)
                                                  -----------  -----------
NET LOSS                                           (3,129,816)  (1,663,900)

PREFERRED STOCK DIVIDEND                             (116,761)    (126,521)
                                                  -----------  -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS      $(3,246,577) $(1,790,421)
                                                  ===========  ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:          $      (.01) $      (.11)
                                                  ===========  ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        456,441,654   15,668,712
                                                  ===========  ===========

         See accompanying summary of accounting policies and notes to financial statements.

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                 Preferred Stock     Common Stock
                                 Amount              Amount
                                --------     --- ----------  -------
BALANCE, December 31, 2001       1,963      $ 2     8,851,134  $    8,851
Net loss                             -        -             -           -
Preferred stock dividend             -        -             -           -
Issuance of common stock for
  cash                               -        -       525,003         525
Issuance of stock for services  65,000       65    19,791,410      19,792
Stock options exercised              -        -    11,470,000      11,470
                              --------      ---    ----------   ---------
BALANCE, December 31, 2002      66,963       67    40,637,547      40,638

Net loss                             -        -             -           -
Preferred stock dividend             -        -             -           -
Issuance of stock for services       -        -   172,405,318     172,405
Issuance of stock for debt           -        -    23,611,111      23,611
Stock options exercised              -        -   746,500,000     746,500
Issuance of preferred stock
to employees                15,935,000   15,935             -           -
Conversion of accrued
dividends                            -        -    98,000,510      98,001
Stock option expense                 -        -             -           -
                            ----------   ------ -------------  ----------
BALANCE, December 31, 2003  16,001,963  $16,002 1,081,154,486  $1,081,155
                            ==========   ====== =============  ==========

[CONTINUED]

         CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002
                                                                     Total
                                           Additional           Stockholders'
                                            Paid-in   Retained      Equity
                                            Capital   Deficit     (Deficit)
                                          ----------   ---------- ---------
BALANCE, December 31, 2001                $10,628,809 $10,873,865)$ (236,203)
Net loss                                            -  (1,663,900)(1,663,900)
Preferred stock dividend                            -    (126,521)  (126,521)
Issuance of common stock for
  cash                                         48,225           -     48,750
Issuance of stock for services                551,356           -    571,213
Stock options exercised                       178,319           -    189,789
                                            ---------  ----------  ---------
BALANCE, December 31, 2002                $11,406,709 (12,664,286)(1,216,872)
Net loss                                            -  (3,129,816)(3,129,816)
Preferred stock dividend                            -    (116,761)  (116,761)
Issuance of stock for services                790,938           -    963,343
Issuance of stock for debt                    188,889           -    212,500
Stock options exercised                     1,564,772           -  2,311,272
Issuance of preferred stock to employees        8,924           -     24,859
Conversion of accrued dividends               171,177           -    269,178
Stock option expense                          468,696           -    468,696
                                         ------------  ----------  ---------
BALANCE, December 31, 2003               $ 14,600,105 (15,910,863)$ (213,601)
                                         ============  ==========  =========

         See accompanying summary of accounting policies and notes to financial statements.

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002
                                                       2003        2002
                                                   ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(3,129,816)  $(1,663,900)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                        50,224        73,069
    Stock issued for services                          988,202       571,213
    Stock option expense                               468,696             -
    Provision for asset impairment                      35,000        42,920
    Changes in assets and liabilities:
     Trade accounts receivable                          63,156        42,708
     Prepaid expenses                                    2,509       (17,636)
     Accounts payable                                  (49,375)       63,171
     Accrued liabilites                                 40,584       372,533
                                                   -----------   -----------
Net cash used in operating activities               (1,530,820)     (515,922)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                         -       238,539
  Purchase of treasury stock                                 -             -
  Proceeds from exercise of options                  2,311,272       258,173
  Principal payments on notes payable                  (80,734)            -
                                                   -----------   -----------
Net cash provided by financing activities            2,230,538       496,712
                                                   -----------    ----------
NET CHANGE IN CASH                                     699,717       (19,210)

CASH AND CASH EQUIVALENTS, beginning of year            51,801        71,011
                                                   -----------    ----------
CASH AND CASH EQUIVALENTS, end of year             $   751,518    $   51,801
                                                   ===========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Payment of interest                              $     4,730    $        -

NON CASH FINANCING ACTIVITIES:
Payment of debt with common stock                      212,500             -
Conversion of accrued dividends to common stock        269,178             -

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

During 2002, Cybertel created the following wholly-owned subsidiaries:
Cybertel Financial International, Cybertel Holdings, Pro Tel Communications, Cybertel Broadband, Inc., and CYTP Holdings. None of the subsidiaries currently have any assets, liabilities, or operations.

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

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Cybertel recorded a provision for asset impairment of $35,000 and $42,920 in 2003 and 2002, respectively.

Income Taxes

Cybertel follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period enacted.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
At December 31, 2002, Cybertel has four stock-based employee compensation plans, which are described more fully in Note 7. Cybertel accounts for these stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In 2003 and 2002, Cybertel recorded $468,696 and $0,
respectively, related to   options granted under those plans that had an
exercise price less than that of the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if Cybertel had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                        Year Ended December 31,
                                        2003           2002
 Net loss, as reported                         $(3,129,816)  (1,663,900)
 Deduct: Total stock-based employee compensation
   expense determined under the fair value based
   method for all awards
                                                (2,089,805) $  (841,000)
                                                ----------   ----------
 Pro forma net loss                            $(5,219,621)  (2,504,900)
                                                ==========   ==========
 Loss per share:
 Basic and diluted   as reported               $    (0.01)   $    (0.11)
                                                ==========   ==========
 Basic and diluted   pro forma                 $    (0.01)   $    (0.16)
                                                ==========   ==========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield and expected volatility of 262% and 285%, respectively; risk-free interest rate of 1.5% to 4.0% , and expected lives of 3 to 5 years.

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

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recent Accounting Pronouncement

Cybertel does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2   Going Concern
The financial statements have been prepared assuming that Cybertel will continue as a going concern. Cybertel has a significant accumulated deficit and working capital deficiency at December 31, 2003 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Cybertel's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Cybertel be unable to continue as a going concern.

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

Note 3   Income Taxes

Cybertel has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increase approximately $700,000. The cumulative net operating loss carry-forward is approximately $13,000,000 at December 31, 2002, and will expire in years 2014 through 2023.
Deferred income taxes consist of the following at December 31, 2003:

 Long-term:
     Deferred tax assets                $4,400,000
     Valuation allowance                (4,400,000)
                                        ----------
                                   $         -
                                        ==========

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4   Preferred Stock

In July 2002, Cybertel amended their articles of incorporation to increase authorized preferred stock from 5,000,000 shares to 50,000,000 shares in one or more series, at a par of .001 per share.

                                                      Annual
            Total Series     Stated Value       Voting  Dividends  Conversion
              Outstanding                                Rate         Rate

   Series A         1,963          $  2.00          No     6%          Market
   Series B    16,000,000            65.00          Yes    None        No

Seniority - Each series is senior to alphabetically subsequent series. Cybertel has 1,963 shares of Series A Cumulative Convertible Preferred Stock outstanding with a liquidation preference of $1,000 per share, $1,963,000 at December 31, 2003. The holder of Series A is entitled to receive dividend in cash or common stock of Cybertel at the annual rate of 6% of the liquidation preference.
Series A is convertible to Cybertel common stock at any time, at the option of the holder, at a formula approximating market value. No shares were converted into common stock during 2003 or 2002.

In April and July 2003, Cybertel's board of directors approved the issuance of 935,000 and 15,000,000, respectively, shares of Series B voting preferred stock to the President, Chief Financial Officer, and three other employees of Cybertel. Each share of Series B has 100 votes per share. Cybertel recorded total expense of $24,859 related to both issuances of preferred stock. The value was determined based on an appraisal performed by an independent appraiser. The appraised value of each share is $.00156.

Note 5   Common Stock

In 2003, Cybertel amended their articles of incorporation to increase authorized common stock from 300,000,000 shares to 2,000,000,000 shares.

During 2003 and 2002, Cybertel issued 172,465,318 and 19,791,410, respectively, shares of common stock for services. The services were valued at the trading price on date of issuance. Cybertel had $963,343 and $571,213 of non-cash consulting expense included in general and administrative expense in 2003 and 2002, respectively.

During 2003 and 2002, employees' exercised options to acquire 746,500,000 and 3,500,000 shares, respectively, of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $2,311,272, and $189,789, respectively.

In January 2003, Cybertel issued 23,611,111 shares of common stock for settlement of a note payable totaling $212,500 .

During 2003, holders of Series A preferred stock converted accrued dividends totaling $269,178 into into 98,000,510 shares of common stock based on the market price on date of conversion.

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6   Notes Payable

In March 2002, Cybertel issued a promissory note for $212,500 bearing interest at 8%. During 2002, Cybertel went into default under the agreement and in 2003 Cybertel entered into a Settlement and Release Agreement with the holder of the note whereby, the holder agreed to settle the note and other claims against Cybertel in exchange for 23,611,111 shares of Cybertel common stock. The shares were issued during the quarter ended June 30, 2003 resulting in notes payable being reduced by $212,500, common stock being increased by $23,611 and additional paid in capital being increased by $188,889. In connection with the note, Cybertel issued 200,000 warrants to purchase Cybertel common stock at an exercise price of $.33 per share that expire in March 2007.
At December 31, 2003, these are the only warrants outstanding.

Note 7   Stock Incentive Plans

In 2001, Cybertel created the 2001 Stock Option Plan which provides for the grant of incentive stock options qualifying under the Internal Revenue Code to Cybertel's officers and other employees and the grant of non-qualified options to its directors, employees and consultants. Under the 2001 plan, the total number of shares of common stock that may be granted is 2,870,000. The options have an exercise price of $.32 to $5.00 per share and vest immediately. The maximum term of the options is ten years. At December 31, 2003, 2,847,000 options were still outstanding under the 2001 option plan.

In 2003 and 2002, Cybertel created various Employee and Non-Employee Directors and Consultants Retainer Stock Plans allowing employees and non-employees to receive certain options to purchase common stock. The plans are administered by Cybertel's Board of Directors, who has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any Under the these plans, the total number of shares of common stock that was designated by the Board of Directors totaled 726,500,000 and 31,830,000 during 2003 and 2002, respectively. All of these options were issued to employees and have an exercise price of 75% to 90% of the market price on date of exercise. The maximum term of the options is ten years.

As of December 31, 2003, all of the options issued had been exercised by the employees' on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $2,311,272.

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity:

Outstanding, January 1, 2002                        2,847,000
Granted                                            31,830,000
Canceled or expired                                  (180,000)
Exercised                                         (11,650,000)
                                                  ------------
Outstanding, December 31, 2002                      22,847,000
                                                  ============
Exercisable at December 31, 2002                    22,847,000
Weighted-average fair value of options,
granted during the year                             $     0.02
                                                    ==========

Outstanding, January 1, 2003                        22,847,000
Granted                                            726,500,000
Canceled or expired                                       -
Exercised                                         (746,500,000)
                                                    -----------
Outstanding, December 31, 2003                       2,847,000

Exercisable at December 31, 2003                     2,847,000
                                                   ===========
Weighted-average grant-date fair value of
     options, granted during the year             $      0.003
                                                    ==========
Weighted-average remaining, years of contractual life        1
                                                   ===========

Note 8   Commitments and Contingencies

Purchase Commitments

On March 31, 2001, Cybertel signed a Carrier Service Agreement with Global Crossing. Under the Agreement, Cybertel agreed to be liable for minimum monthly usage charges ranging from $25,000 in the first month of the Agreement to $275,000 in the 12th and subsequent months. This Agreement was amended on June 7, 2002, when Cybertel agreed to be liable for minimum monthly usage charges ranging from $25,000 in the first month of the Agreement to $50,000 in the seventh month and subsequent months. The Agreement was amended on May 15, 2003, to provide for minimum monthly usage charges of $1,500,000 over a period of three years.

In addition to the above agreement, Cybertel was obligated to pay $1,200,000 in 2002 and is obligated to pay $2,150,000 over the next tow years in minimum services to another major carrier. Cybertel purchased approximately $0 and $143,000 in 2003 and 2002, respectively from this carrier. Cybertel is not currently paying anything under this agreement and has not purchased any services since mid-2002. The carrier has not requested Cybertel pay the minimum service obligations under this agreement the last two years.

Facility Leases

Cybertel leases office space under month-to-month operating lease agreement. Rent expense totaled approximately $56,004 and $63,000 for the years ended December 31, 2003 and 2002, respectively.

Employment Agreements

Cybertel maintains employment agreements with 2 key employees, which include severance compensation for one years' salary. As of December 31, 2003 Cybertel's commitment under the employment agreements aggregated approximately $300,000.

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Cybertel is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Management has determined these actions will not have a material effect on results of operations or the financial condition of Cybertel.

Note 9   Related Party Transactions

During 2003, Cybertel invested cash in the Giving Card (a charitable giving program). Cybertel spent a total $272,164 developing the program. At December 31, 2003, Cybertel wrote-off the entire balance in the accompanying statement of operations. Subsequently, a privately held corporation, The Giving Card, Inc. was incorporated in which Cybertel's CFO and CEO are also CFO and CEO to investigate sources of additional funding to complete the Giving Card's software and marketing development. If an acceptable funding alternative is found Cybertel will be compensated for its investment.
During 2003, Cybertel loaned cash to Bigvault Storage Technologies, Inc., a privately held corporation in the business of on-line data storage. The advances totaled $160,100 as of December 31, 2003 and were initially recorded as receivables by Cybertel. In addition, Cybertel advanced Bigvault Storage Technologies Inc. an additional $130,000 subsequent to December 31, 2003 which were also recorded as receivables. Management determined the amounts were potentially uncollectible and has recorded bad debt expense totaling $160,100 in the accompanying statement of operations. Cybertel will pursue collection of the loans. In addition Cybertel has acquired a minority investment in Big Vault, Inc. Big Vault, Inc. is a licensee of Bigvault Storage Technologies.Inc.'s technology. Cybertel's CFO and CEO are also CFO and CEO of Big Vault, Inc.

Note 10   Subsequent Events

During January and February 2004, holders of Series A preferred stock converted 875 shares of Series A Convertible Preferred Stock and accrued dividends of $72,620 into 372,188,445 shares of common stock, using the market price on the date of conversion.

On March 5, 2004, Cybertel acquired a 51% ownership interest in Core
Energy, LLC, a privately held oil & gas company for 10,000,000 shares of Cybertel's common stock, Cybertel agreed to fund Core up to $300,000, and paid $100,000 of that at closing. In the event of a public offering by Core or a merger or acquisition by Core with a publicly-traded company, the other Core members will have the right to re-acquire additional membership interests such that they collectively have a 75% membership interest in Core. In such an event, the purchase price will be $384.62 for each 1% interest so re-acquired. However, in no event is the Cybertel's interest in Core to fall below 25%.

Core is a small oil and gas producer with operations in Bakersfield, California and Independence, Kansas. The focus of all production activities to date centers around the basic concept of low entry cost into a field while maximizing the life of the investment return. Primary goals have been to acquire "stripper well fields" (stripper wells are wells that produce ten barrels of oil a day or less).

Core presently employs nine people in two states. Its principal office is located in Bakersfield.

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


Business Experience.
--------------------

         Richard D. Mangiarelli, Chief Executive Officer, President and Director. Mr. Mangiarelli is 61 years old. In 1985, he founded USA Energy Corporation, a licensed general and electrical contractor dedicated to energy conservation contracting. He was the Chief Operating Officer of Fulham Company, an electronic ballast manufacturer, from 1993 to 1995. Mr. Mangiarelli holds a BA degree from the University of Connecticut and an MBA degree from Pepperdine University. He is a licensed general contractor and licensed electrical contractor and is retired from the United States Marine Corps at the rank of Colonel.

          John E. Jordan, Director. Mr. Jordan is 65 years of age. In 1959, he founded the Jordan Companies, a group of privately held, diversified companies engaged in energy related engineering, manufacturing and marketing activities, defense and aerospace consulting and international negotiations and representation. He has served as chief executive officer and president of these companies for over 20 years. Mr. Jordan is a graduate of Stanford University, the Marine Corps Command and Staff College, the National Defense University-Industrial College of the Armed Force program, the Naval War College, and served as an Officer in both the U.S. Air Force and the Marine Corps.

          Bruce G. Caldwell, Ed.D., Director. Dr. Caldwell is 61 years of age. He is the owner of CeramixGolf.com, a golf club manufacturing firm in Carlsbad, California. After retiring from a career in education that spanned 25 years, Dr. Caldwell became the Vice President of national sales for Public Storage Incorporated and was a Registered Principal with P.S. Securities. He retired from that career after 10 years of service. He was also a partner in the ownership of Conroy's Flowers, a national flower franchise company. He sold his interest in Conroy's Flowers and became the Vice President of Development for Pixel Inc., a digital multi-media production firm.

          Paul Ferandell, Director. Mr. Ferandell is 58 years of age. He founded Ferandell Tennis Courts, Inc. in 1975 and has five offices located throughout California that service the building, resurfacing and maintenance of commercial and residential tennis courts throughout the State of California.

          Richard F. Schmidt, Director and Chief Financial Officer. Mr. Schmidt, age 40, has an extensive background in corporate finance, with over 15 years of direct financial and tax management experience. Mr. Schmidt is currently Cybertel's Chief Financial Officer. He is responsible for all aspects of treasury management, public reporting and investor relations.

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

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         Richard D. Mangiarelli and John E. Jordan each filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on September 9, 1999. The Company believes that several of its directors, executive officers and 10% stockholders may be delinquent in filing their Section 16(a) reports and is currently attempting to determine which reports may be delinquent and to ensure that they are filed expeditiously. In addition, the Company has adopted an Insider Trading Policy which requires semi-annual reminders to such persons of their duty to file
Section 16(a) reports in a timely manner.

Code of Conduct.
----------------

          The Company has adopted a Code of Conduct and it is attached hereto as Exhibit 14. See Item 13, Part III of this Report.

Audit Committee.
----------------

          Cybertel has a standing audit committee consisting of Messrs. Jordan, Caldwell. The audit committee operates under a written charter that has been adopted by the Board of Directors. At present, we do not have an audit committee financial expert on the committee. However, we have identified such an expert, whom we will nominate for election to the Board of Directors at our next meeting of stockholders, which we plan to hold during the second quarter of 2004. If elected to the Board, this nominee will serve on our audit committee.

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

                           Long Term Compensation

                    Annual Compensation   Awards       Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)        (h)    (i)

                                              Secur-
                                              ities             All
Name and   Year or               Other  Rest- Under-     LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying      Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options    outs  ensat'n
-----------------------------------------------------------------
Richard D.
Mangiarelli  12/31/01 263,577 -0-   -0-   -0-     500,000(1)  -0-  -0-
CEO, Pres.   12/31/02  57,692 -0-   -0- 130,000(3)   -0-      -0-  -0-
and Director 12/31/03 180,000 12,500-0- 120,000(3)   -0-      -0-  -0-

Richard F.
Schmidt      12/31/01 118,000 -0-   -0-   -0-     260,000(2)   -0-  -0-
Director     12/31/02  56,673 -0-   -0- 130,000(3)-0-          -0-  -0-
CFO and      12/31/03 125,000 12,500-0- 120,000(3)-0-          -0-  -0-
Director

John E.      12/31/01  -0-    -0-   -0-   -0-     -0-          -0-  -0-
Jordan       12/31/02  -0-    -0-   -0- 130,000(3)-0-          -0-  -0-
Director     12/31/03  -0-    -0-   -0- 120,000(3)-0-          -0-  -0-

Bruce G.     12/31/01  -0-    -0-   -0-   -0-     -0-          -0-  -0-
Caldwell     12/31/02  -0-    -0-   -0- 130,000(3)-0-          -0-  -0-
Director     12/31/03  -0-    -0-   -0- 120,000(3)-0-          -0-  -0-

Paul         12/31/01  -0-    -0-   -0-   -0-     -0-          -0-  -0-
Ferandell    12/31/02  -0-    -0-   -0- 130,000(3)-0-          -0-  -0-
Director     12/31/03  -0-    -0-   -0- 120,000(3)-0-          -0-  -0-


          (1) These options are exercisable at $0.32 per share and vest in equal pro rata amounts over three years, beginning in May, 2001. A total of 97,222 options vested in 2001.

          (2) These options are exercisable at $0.32 per share and vest in equal pro rata amounts over three years, beginning in May, 2001. A total of 50,555 options vested in 2001.

          (3) See the Caption "Compensation of Directors," below.

          For further information regarding these stock options, see the Table in Note 7 of our Consolidated Financial Statements that accompany this Annual Report.

Compensation of Directors.
--------------------------

          We have arrangements to compensate our directors for services provided as a director with common stock in the Company. Each of our directors earned 130,000 shares during 2002, with each director earning 10,000 shares per month from January 2003 forward.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers and those persons who own more than five percent of the Company's voting securities as of January 26, 2004. Information regarding the capacities in which each director and executive officer serves for the Company is contained in Item 9, Part III, of this Annual Report.


                                                                    Aggregate
                                                                    Percentage
                      Number of Shares                  Percentage  of Voting
Name and Address     Beneficially Owned    Class        of Class(1) Power
----------------     ------------------   -------        --------   -----

Principal Stockholders
----------------------


Richard D. Mangiarelli (2)  172,000       Common          0.012%     23.93%
2820 La Mirada Dr.        9,206,155       Series B Pref.     46%
Suite H
Vista, CA 92081

Richard F. Schmidt(3)       260,000       Common          0.018%     15.68%
2820 La Mirada Dr.        6,030,769       Series B Pref.     30%
Suite H
Vista, CA 92081

Edify Capital Group, Inc.       592       Series A Pref.     50%      5.60%
801 S. Garfield Blvd.
Suite 200
Alhambra, CA 91801

Transnix Global Corp.           592       Series A Pref.     50%      5.60%
6453 Bounty Ct.
San Diego, CA 91801

Officers and Directors
----------------------

Richard D. Mangiarelli (2)  --------------See Table Above------------------
Richard F. Schmidt (3)      --------------See Table Above------------------


John E. Jordan (4)          160,000       Common          0.011%      4.13%
2820 La Mirada Dr.        1,587,692       Series B Pref.      8%
Suite H
Vista, CA 92081

Bruce G. Caldwell, Ed.D(5)  160,000       Common          0.011%      4.13%
2820 La Mirada Dr.        1,587,692       Series B Pref.      8%
Suite H
Vista, CA 92081

Paul Ferandell, Jr.(6)      413,000       Common          0.029%      4.14%
2820 La Mirada Dr.        1,587,692       Series B Pref.      8%
Suite H
Vista, CA 92081

    All officers and
    directors as a class     1,165,000      Common          0.081%   52.01%
                            20,000,000      Class B Pref.     100%

     (1) These figures take into account the 431,062,729 shares of Common Stock issuable upon conversion of our 6% Convertible Series A Preferred Stock as of January 26, 2004. They also take into account 650,000 shares that were authorized but not yet issued, 130,000 to each of our directors in 2002. They also take into account 10,000 shares per month per director from the period January, 2003 through March 2003.

     (2) The 6M Family Trust, which is controlled by Mr. Mangiarelli's family holds 12,000 of these shares. 130,000 shares Mr. Mangiarelli earned, as a director, in 2002, but has not yet been issued and 30,000 shares earned but not issued in January 2003 through March 2003.

     (3) Mr. Schmidt has earned, as a director, 130,000 shares in 2002 and 30,000 shares from January 2003 through March 2003. These shares have not been issued as of the date of this Report.

     (4) Mr. Jordan has earned, as a director, 130,000 shares in 2002 and 30,000 shares from January 2003 through March 2003. These shares have not been issued as of the date of this Report.

     (5) Mr. Caldwell has earned, as a director, 130,000 shares in 2002 and 30,000 shares from January 2003 through March 2003. These shares have not been issued as of the date of this Report.

     (6) These shares include 13,000 shares that are owned jointly with Mr. Ferandell's wife. Mr. Ferandell has earned, as a director, 130,000 shares in 2002 and 30,000 shares from January 2003 through March 2003. These shares have not been issued as of the date of this Report.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

         During 2003, Cybertel invested cash in The Giving Card. Cybertel spent a total $272,164 developing the program. At December 31, 2003, Cybertel wrote-off the entire balance in the accompanying statement of operations. Subsequently, a privately held corporation, The Giving Card was incorporated in which Cybertel's CFO and CEO are also CFO and CEO to investigate sources of additional funding to complete the Giving Card's software and marketing development. If an acceptable funding alternative is found, Cybertel will be compensated for its investment.

         During 2003, Cybertel loaned cash to Bigvault Storage Technologies, Inc., a privately held corporation in the business of on-line data storage ("Bigvault"). The advances totaled $160,100 as of December 31, 2003, and were initially recorded as receivables by Cybertel. In addition, Cybertel advanced Bigvault an additional $130,000 subsequent to December 31, 2003, which were also recorded as receivables. Management determined the amounts were potentially uncollectible and has recorded bad debt expense totaling $160,100. Cybertel will pursue collection of the loans. In addition Cybertel has acquired a minority investment in Big Vault, Inc. Big Vault, Inc. is a licensee of Bigvault's technology. Cybertel's CFO and CEO are also CFO and CEO of Big Vault, Inc.
Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------
          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Cybertel has no parents, except to the extent that its members of management may be deemed to be parents due to their ownership of a majority of the voting power of Cybertel's voting securities.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

          Current Report on Form 8-K dated March 5, 2004, filed March 19, 2004 regarding Core Energy Plan.

          Current Report on Form 8-K dated December 31, 2002, filed March 6, 2003, and amended May 27, 2003, regarding Alpha Capital Aktiengesellschaft.

Exhibits
--------
Exhibit
Number               Description
------               -----------

14                   Code of Conduct

21                   Subsidiaries

31.1                 302 Certification of Richard Mangarelli

31.2                 302 Certification of Richard Schmidt

32                   906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

          Registration Statement on Form 10-SB-A3, filed October 15, 1999.

          Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, filed March 31, 2000.

          Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed April 2, 2001.

          Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed April 12, 2002.

          Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, filed March 28, 2003.

         Preliminary Information Statement filed January 30, 2004, and revised March 12, 2004.

Item 14.  Controls and Procedures.
          ------------------------

     Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

Item 15.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Cybertel by its principal accountants during the calendar years ended December 31, 2003, and December 31, 2002:

     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $22,750       $20,840

     Audit-related fees                $     0       $     0

     Tax fees                          $     0       $     0

     All other fees                    $ 1,000       $     0
                                       -------       -------
     Total fees                        $23,750       $20,840


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Cybertel's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.
     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above. In 2003, these fees consist of the preparation of a consent letter in connection with our Registration Statement on Form S-8.


                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange, Cybertel Communications Corp. caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYBERTEL COMMUNICATIONS CORP.



Date: 3-29-04                       By: /s/ Richard D. Mangiarelli
      --------------                    ---------------------------
                                        Richard D. Mangiarelli
                                        CEO, President and Director



     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of Cybertel Communications Corp. and in the capacities and on the dates indicated.

                                       CYBERTEL COMMUNICATION CORP.


Date: 3-29-04                          /s/ Richard D. Mangiarelli
     ---------------                   ---------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director


Date: 3-29-04                          /s/ John E. Jordan
     ---------------                   -------------------
                                       John E. Jordan
                                       Director


Date: 3-29-04                          /s/ Richard F. Schmidt
     ---------------                   -----------------------
                                       Richard F. Schmidt
                                       Chief Financial Officer and Director