Form 10KSB/A
period 2003-12-31
CYBERTEL COMMUNICATIONS CORP
filed 2004-04-29
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB-A1*

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

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 26, 2004

                              1,837,048,647

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13, Part III, of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

     * This Form 10-KSB-A1 is filed for the sole purpose of disclosing the issuance of 20,000,000 shares of Series B Super Voting Preferred Stock to our directors and executive officers.

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

          (3) See the Caption "Compensation of Directors," below.

          In addition to the foregoing, the Company has issued an aggregate of 20,000,000 shares of its Series B Super Voting Preferred Stock to its directors and executive officers, as follows:

          Stockholder                   No. of shares
          -----------                   -------------

          Richard D. Mangiarelli        9,206,155

          Richard F. Schmidt            6,030,769

          John E. Jordan                1,587,692

          Bruce G. Caldwell             1,587,692

          Paul Ferandell, Jr.           1,587,692

These shares were not issued in consideration of services rendered or for any other specific consideration, but were issued to ensure that its current directors and executive officers maintain voting control of the Company.

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



Date: 4-29-04                        By: /s/ Richard D. Mangiarelli
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

                                       CYBERTEL COMMUNICATION CORP.


Date: 4-29-04                           /s/ Richard D. Mangiarelli
     ---------------                   ---------------------------
                                       Richard D. Mangiarelli
                                       CEO, President and Director


Date: 4-29-04                           /s/ John E. Jordan
     ---------------                   -------------------
                                       John E. Jordan
                                       Director


Date: 4-29-04                           /s/ Richard F. Schmidt
     ---------------                   -----------------------
                                       Richard F. Schmidt
                                       Chief Financial Officer and Director