Form 10QSB
period 2004-03-31
CYBERTEL COMMUNICATIONS CORP
filed 2004-05-14
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 000-26913
                       -----------------------------


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

                                1,792,055,750

                                March 31, 2004


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

                  CYBERTEL COMMUNICATIONS CORP.
                   CONSOLIDATED BALANCE SHEET
                         March 31, 2004
                           (Unaudited)



          ASSETS
Current Assets
  Cash                                                         $   440,643
  Accounts receivable, net of allowance for doubtful
     accounts of $125,000                                          100,235
  Prepaid expenses                                                  15,140
                                                               -----------
     Total Current Assets                                          556,018

Fixed Assets, net of $527,962 accumulated depreciation and
  impairment                                                         7,083

Proved Oil & Gas Properties, using full cost method of
  accounting                                                     1,340,502

Other                                                               23,216
                                                               -----------
Total assets                                                   $ 1,926,819
                                                               ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Notes payable                                                 $   106,820
 Current portion of long-term debt                                  90,000
 Accounts payable                                                  437,583
 Accrued dividends                                                 134,627
 Accrued expenses                                                  418,504
                                                               -----------
     Total Current Liabilities                                   1,187,534
                                                               -----------

Long-term debt, net of current portion                           1,050,000

Commitments and contingencies

Stockholders' deficit:
  Series A convertible preferred stock, $.001 par; $1,962,666 liquidation value 5,000 shares authorized; 1,013 shares
    issued and outstanding                                               1
  Series B voting preferred stock, $.001 par; 50,000,000 shares
    authorized; 16,000,000 shares issued and outstanding            16,000
  Common stock, $.001 par value, 2,000,000,000 shares
    authorized, 1,792,055,750 shares issued and outstanding      1,792,056
  Additional paid in capital                                    14,703,719
  Accumulated Deficit                                          (16,822,491)
                                                               -----------
     Total Stockholders' Deficit                                  (310,715)
                                                               -----------
Total Liabilities and Stockholders' Deficit                    $ 1,926,819
                                                               ===========

                  CYBERTEL COMMUNICATIONS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended March 31, 2004 and 2003
                          (Unaudited)

                                                    2004          2003
                                                 -----------  -----------
REVENUES:
  Telecommunications                              $  132,316  $   222,490
  Oil and gas                                         37,858            -
                                                  ----------  -----------
                                                     170,174      222,490

COST AND EXPENSES:
  Direct costs of telecommunications                  89,556      160,555
  Oil & Gas operating expenses                        74,460            -
  General, administrative and selling                772,921      465,216
  Bad debt expense                                   178,000            -
  Bad debt recovery                                  (50,000)           -
                                                 -----------  -----------
                                                   1,064,937      635,771

  Net loss                                          (894,763)    (413,281)

  Preferred stock dividends                          (16,865)     (29,037)
                                                 -----------  -----------
  Net loss available to common shareholders      $  (911,628) $  (442,318)
                                                 ===========  ===========
Basic and diluted loss per common share          $    $(0.00) $     (0.01)
                                                 ===========  ===========
Weighted average shares outstanding            1,547,584,217   51,745,365
                                                 ===========  ===========

                  CYBERTEL COMMUNICATIONS CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 2004 and 2003
                          (Unaudited)

                                                     2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES               ----------- -----------
  Net loss                                         $  (894,763)$  (413,281)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                         3,219      16,570
    Stock issued for services                                -      66,773
    Stock option expense                               160,000           -
  Changes in assets and liabilities:
    Accounts receivable                                  2,693      19,694
    Other assets                                       (19,117)      4,230
    Accounts payable and accrued expenses              (86,361)     73,878
                                                   ----------- -----------
     CASH FLOWS USED IN OPERATING ACTIVITIES          (834,329)   (232,136)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Core Energy, LLC, net of cash
   acquired                                             75,578           -
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options       557,876     176,976
  Payments on notes payable                           (110,000)          -
  Proceeds from notes payable                                -      35,000
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES                   447,876     211,976
                                                   ----------- -----------
NET DECREASE IN CASH                                  (310,875)    (20,160)
Cash, beginning of period                              751,518      51,801
                                                   ----------- -----------
Cash, end of period                                $   440,643 $    31,641
                                                   =========== ===========
NON CASH FINANCING ACTIVITIES:
  Conversion of accrued dividends to common stock  $    72,620 $         -
                                                   =========== ===========
  Issuance of common stock; acquisition of Core
   Energy, LLC                                     $    27,000 $         -
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

OIL & GAS ACCOUNTING POLICIES

On March 5, 2004, Cybertel acquired a 51% ownership interest in Core Energy, LLC ("Core"), a privately held oil & gas company (see Note 4). Core is a small oil and gas producer with operations in Bakersfield, California. The focus of all production activities to date centers around the basic concept of low entry cost into a field while maximizing the life of the investment return. Core' primary goal has been to acquire "stripper well fields" (stripper wells are wells that produce ten barrels of oil a day or less). Presently, Core's operations include approximately 150 wells that are candidates for return to production operations and Core has 52 wells in production. Total daily oil production is currently over 105 barrels. Gross cash flow is approximately $100,000 per month, which covers operations and reinvesting any net back into the fields.

Core's business plan calls for continued field development and putting wells on-line as quickly and efficiently as possible. Some of the overall business plan calls for enhanced recovery techniques to be used for production methods, i.e. steam, well re-completions, frac work along with gels and acid work-over treatments. Any enhanced recovery concepts used are evaluated to meet certain internal rates of return for the investment.

The reserves consist of proved producing and proved undeveloped at March 31, 2004. Core presently employs nine people in two states. Its principal office is located in Bakersfield

Beginning March 5, 2004 Core is consolidated with Cybertel; all intercompany amounts have been eliminated.

Oil and Gas Property Accounting

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditure, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three-month period ending March 31, 2004.

                  CYBERTEL COMMUNICATIONS CORP.
                  NOTES TO FINANCIAL STATEMENTS



STOCK BASED COMPENSATION:

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial. Cybertel granted 320,000,000 options to purchase common stock to employees in the three months ending March 31, 2004. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Cybertel recorded compensation expense of $160,000 under the intrinsic value method during the three months ended March 31, 2004.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                    Three Months Ended
                                                          March 31,
                                                      2004            2003

           Net loss available to common
                stockholders, as reported          $(911,628)  $(442,318)

           Less:  stock based compensation
                determined under fair value
                based method                        (704,000)          -
                                                 -----------   ---------
           Pro forma net loss                    $(1,615,628)  $(442,318)
                                                 ===========   =========
           Basic and diluted net loss per share
                As reported                      $     (0.01)  $   (0.01)
                                                 ===========   =========
                Pro forma                        $     (0.01)  $   (0.01)
                                                 ===========   =========

NOTE 2   NOTE PAYABLE

Core has two unsecured notes payable to two of its founders, bearing interest at
8% and due November 2005.  The balance outstanding at March 31, 2004 is
$106,820.

Core has a $1,250,000 non-interest bearing note payable to a third party, secured by the oil & gas properties. The note was issued to purchase the oil and gas producing properties in March 2004. The note is due in monthly installments of $10,000 with additional payments as follows: $100,000 on February 28, 2005, July 1, 2005, August 1, 2005, October 1, 2005, November 1, 2005, December 31, 2005 and the balance due February 15, 2006


NOTE 3   COMMON STOCK

During the quarter ended March 31, 2004, employees' exercised options to acquire 265,000,000 of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $557,876.

During the quarter ended March 31, 2004, holders of Series A preferred stock converted 950 shares of Series A Convertible Preferred Stock and accrued dividends of $72,620 into 435,901,624 shares of common stock, using the market price on the date of conversion.

                  CYBERTEL COMMUNICATIONS CORP.
                  NOTES TO FINANCIAL STATEMENTS


NOTE 4   BUSINESS ACQUISITION

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

The following are condensed statements of income for the three month periods ended March 31, 2004 compared to the pro forma results of operations for Cybertel and Core, as though the acquisition had occurred on January 1, 2003. Other historical financial statements will be included in Cybertel's report on Form 8-K/A when filed.

                                               Three Months Ended
                                                    March 31,
                                                 2004       2003
         Revenues                           $ 329,778      $ 342,107
         Net Loss                           $(747,139)     $(815,701)
         Loss per share - basic and diluted $    (.01)     $    (.02)

Core is a Nevada Limited Liability Company organized in November 2002. Core's main business is the exploration, drilling, and transportation of oil and gas products. Core operates two main facilities, one in California and the other in Kansas.


NOTE 5   RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004, Cybertel loaned cash to Bigvault Storage Technologies, Inc., a privately held corporation in the business of on-line data storage. The advances totaled $178,000 as of March 31, 2004 and were initially recorded as receivables by Cybertel. Management determined the amounts were potentially uncollectible and has recorded bad debt expense totaling $178,000 in the accompanying statement of operations. Cybertel will pursue collection of the loans. In addition Cybertel has acquired a minority investment in Big Vault, Inc. Big Vault, Inc. is a licensee of Bigvault Storage Technologies.Inc.'s technology. Cybertel's CEO and CFO are also CEO and CFO of Big Vault, Inc.


NOTE 6 - SEGMENTS

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At March 31, 2004, Cybertel's two business units have separate management teams and infrastructures that offer different products and services. The two segments consist of telecommuncations ("Telecom") which is provided by Cybertel and oil and gas production which is provided by Core. At March 31, 2003, Cybertel only had one business segment, telecom.

                  CYBERTEL COMMUNICATIONS CORP.
                  NOTES TO FINANCIAL STATEMENTS

                     As of and For the Three Months Ended March 31, 2004
      Dollars ($)                  Telecom     Oil & Gas      Consolidated
      Revenue                      132,316        37,858           170,174
      Segment loss                (858,161)      (36,602)         (894,763)
      Total assets                 464,494     1,383,823         1,848,317
      Capital expenditures               -             -                 -
      Depreciation                   3,291             -             3,291

The accounting policies of the reportable segments are the same. Cybertel evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

NOTE 7   SUBSEQUENT EVENTS

In April 2004, employees' exercised options to acquire 135,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $165,918.

Item 2.   Management's Discussion and Analysis.
-----------------------------------------------

Results of Operations.
----------------------

Three months ended March 31, 2004, compared to three months ended
March 31, 2003.
---------------

          Revenues for the three month period ended March 31, 2004, decreased to $170,174, from $222,490 for the three months ended March 31, 2003, as the result of the loss of customers and the decrease in average rate to maintain existing customers in this competitive telecom environment.

          General, administrative and selling costs were $915,381 during the three months ended March 31, 2004, as compared to $475,216 for the three month period ended March 31, 2003. This decrease was due to an increase in non-cash compensation expenses paid by the Company.

          During the three months ended March 31, 2004, we had a net loss of $(834,763), as compared to $(413,281) in the year-ago period.

          After taking into account preferred stock dividends of $16,865 and $29,037 in 2004 and 2003, respectively, net loss available to common stockholders was $(851,628), or $(0.01) per diluted share, during the three months ended March 31, 2004, and $(442,318), or $(0.01) per diluted share, during the three months ended March 31, 2003.

Liquidity and Capital Resources.
--------------------------------

          At March 31, 2004, we had total current assets of $1,284,083, including cash of $440,643. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months.

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

          (1) On or about August 17, 2001, 75 Montgomery Associates, LLC ("Montgomery") filed an action against the Company and LDVL in Superior Court, Morris County, New Jersey. The action was designated Docket No. MRS-L-2529-
01. In its complaint, Montgomery alleged that LDVL was a tenant under a written lease agreement with Montgomery for certain property located in Jersey City, New Jersey, with monthly rent of $5,127.08 due during the lease term of May 1, 2000, through April 30, 2005. The complaint sought past due rent, future rent and other costs and damages resulting from LDVL's alleged breach of the lease agreement, as well as compensatory damages, treble damages, punitive damages and other costs and damages resulting from waste, spoil, destruction and damage allegedly caused by LDVL. The Company was sued as an "alter ego" of LDVL. It filed an answer to the complaint on December
6, 2001, and intends to vigorously defend itself in this action.   Trial on
this matter has been scheduled for June 14, 2004.

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

          (3) On February 10, 2003, the law office of Luce, Forward, Hamilton & Scripps, LLP, filed a complaint against the Company in the Superior
Court of the County of San Diego, Central Division. The case was designated Case No. IC 805382, and sought damages in the amount of $17,203.58 for unpaid legal fees accrued from about November 20, 1999. This case settled in January, 2004, for $12,000 and has been dismissed with prejudice.

          (4) In the pending Chapter 11 reorganization case of World Access, Inc., Case No. 01 B 14633 in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division the trustee seeks avoidance and recovery of an alleged preferential transfer of $34,719.81. An answer and affirmative defenses have been filed. Settlement discussions are underway and counsel believes settlement can be obtained, perhaps for nuisance value only.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          No matter was submitted to a vote of our Company's security holders during this quarter.

Item 5.   Other Information.
----------------------------

         On March 5, 2004, the Company acquired a 51% ownership interest in Core Energy, LLC, a privately held oil & gas company, in exchange for 10,000,000 "unregistered" and "restricted" shares of the Company's common stock. The Company further agreed to fund Core up to $300,000, and paid $100,000 of that at closing. For more information on this acquisition, see the Current Report on Form 8-K dated March 5, 2004, filed with the Securities and Exchange Commission on March 19, 2004. See Part II, Item 6 of this Report.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

             31.1 Certification of Richard D. Mangiarelli

             31.2 Certification of Richard Schmidt

             32   302 Certification

          (b)  Reports on Form 8-K.

          8-K Current Report dated March 5, 2004, filed with the Securities and Exchange Commission on March 19, 2004, regarding the acquisition of Core Energy, LLC.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYBERTEL COMMUNICATIONS CORP.


Date: 5-14-04                        /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and

                                    Director


Date: 5-14-04                        /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director


Date: 5-14-04                        /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director