Form 10QSB
period 2004-06-30
CYBERTEL CAPITAL CORP
filed 2004-08-31
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 000-26913
                       -----------------------------


                       CYBERTEL CAPITAL CORPORATION
                       ----------------------------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   6,709,907*

                                August 30, 2004

     * This figure takes into account a reverse split of the Registrant's outstanding common stock in the ratio of one for 1,000, effective at the close of business on August 20, 2004.

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

                  CYBERTEL CAPTIAL CORPORATION
                   CONSOLIDATED BALANCE SHEET
                         June 30, 2004
                           (Unaudited)



          ASSETS
Current Assets
  Cash                                                         $   159,530
  Accounts receivable, net of allowance for doubtful
     accounts of $12,690                                            22,979
  Prepaid expenses                                                  11,743
                                                               -----------
     Total Current Assets                                          194,252

Fixed Assets, net of $530,058 accumulated depreciation and
  impairment                                                         4,987

Proved Oil & Gas Properties, using full cost method of
  accounting, net of $81,872 accumulated depreciation            1,416,629

Other                                                                4,111
                                                               -----------
Total assets                                                   $ 1,619,979
                                                               ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Notes payable                                                 $   134,820
 Current portion of long-term debt                                  80,000
 Accounts payable                                                  433,474
 Accrued dividends                                                 148,280
 Accrued expenses                                                  621,810
                                                               -----------
     Total Current Liabilities                                   1,418,384
                                                               -----------

Long-term debt, net of current portion                           1,050,000

Commitments and contingencies

Stockholders' deficit:
  Series A convertible preferred stock, $.001 par; $91,267
    liquidation value 5,000 shares authorized; 1,088 shares
    issued and outstanding                                               1
  Series B voting preferred stock, $.001 par; 50,000,000 shares
    authorized; 50,000,000 shares issued and outstanding            50,000
  Common stock, $.001 par value, 10,000,000,000 shares
    authorized, 2,243,055,750 shares issued and outstanding      2,243,056
  Additional paid in capital                                    14,806,970
  Accumulated Deficit                                          (17,948,432)
                                                               -----------
     Total Stockholders' Deficit                                  (848,405)
                                                               -----------
Total Liabilities and Stockholders' Deficit                    $ 1,619,979
                                                               ===========

                  CYBERTEL CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
         Three and Six Months Ended June 30, 2004 and 2003
                          (Unaudited)
                         Three Months Ended June 30, Six Months Ended June 30,
                             2004            2003        2004          2003
                         -----------   -----------   -----------  -----------
REVENUES:
  Telecommunications     $    49,277   $   222,994    $  181,593  $   445,484
  Oil and gas                248,410                     286,268
                         -----------   -----------    ----------  -----------
                             297,687       222,994       467,861      445,484

COST AND EXPENSES:
  Direct costs of
  telecommunications           4,826       152,832        94,382      313,387
  Oil & Gas operating
  expenses                   403,881                     478,341
  General,
  administrative and
  selling                    752,018     1,769,707     1,524,939    2,244,923
  Bad debt expense           249,250                     427,250
  Bad debt recovery                0                     (50,000)
                         -----------   -----------   -----------  -----------
                           1,409,975     1,922,539     2,474,912    2,558,310

  Net loss                (1,112,288)   (1,699,545)   (2,007,051)  (2,112,826)

  Preferred stock dividends  (13,654)      (28,360)      (30,519)     (57,397)
                         ------------  -----------   -----------  -----------
  Net loss available to
common shareholders      $(1,125,941)  $(1,727,905)  $(2,037,569) $(2,170,223)
                         ===========   ===========   ===========  ===========
Basic and diluted loss
per common share         $      0.00   $     (0.02)  $      0.00  $     (0.02)
                         ===========   ===========   ===========  ===========
Weighted average shares
outstanding            2,042,132,670    79,148,953 1,796,287,015  106,552,540

                  CYBERTEL CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six Months Ended June 30, 2004 and 2003
                          (Unaudited)

                                                     2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES               ----------- -----------
  Net loss                                         $(2,007,051)$(2,112,826)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                        87,260      32,472
    Stock issued for services                           53,041   1,495,390
    Stock option expense                               256,873           0
    Bad debt expense                                   377,250
  Changes in assets and liabilities:
    Accounts receivable                               (297,301)     16,771
    Other assets                                         3,385       6,090
    Accounts payable and accrued expenses              115,817     102,917
                                                   ----------- -----------
     CASH FLOWS USED IN OPERATING ACTIVITIES        (1,410,726)   (459,186)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Core Energy, LLC, net of cash
   acquired                                            (82,494)          0
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options       993,232     353,731
  Payments on notes payable                           (120,000)          0
  Proceeds from notes payable                           28,000     185,000
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES                   901,232     538,731
                                                   ----------- -----------
NET DECREASE IN CASH                                  (591,988)     79,545
Cash, beginning of period                              751,518      51,801
                                                   ----------- -----------
Cash, end of period                                $   159,530 $   131,346
                                                   =========== ===========
NON CASH FINANCING ACTIVITIES:
  Conversion of accrued dividends to common stock  $    72,620 $         0
                                                   =========== ===========
  Issuance of common stock; acquisition of Core
   Energy, LLC                                     $    27,000 $         0
                                                   =========== ===========

                    CYBERTEL CAPITAL CORP.
                 NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Capital Corp. ("Cybertel") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

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

The reserves consist of proved producing and proved undeveloped at June 30, 2004. Core presently employs nine people in two states. Its principal office is located in Bakersfield, California.

Beginning March 5, 2004 Core is consolidated with Cybertel; all intercompany amounts have been eliminated.

Oil and Gas Property Accounting

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditure, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the six-month period ending June 30, 2004.

STOCK BASED COMPENSATION:

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Cybertel granted 716,000,000 options to purchase common stock to employees in the three months ending June 30, 2004. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Cybertel recorded compensation expense of $256,873 under the intrinsic value method during the three months ended June 30, 2004.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                  Three Months Ended         Six Months Ended
                                       June 30,                   June 30,
                                  2004         2003         2004          2003
                           -----------  -----------   -----------  -----------
Net loss available to common
stockholders, as reported $(1,125,941) $(1,727,905)  $(2,037,569) $(2,170,223)
Add:   stock based
compensation determined
under intrinsic value
based method                   98,473            -       256,873            -
Less:  stock based
compensation determined
under fair value based
method                       (655,902)           -    (1,711,856)           -
                          -----------   -----------  -----------  -----------
Pro forma net loss        $(1,683,370)  $(1,727,905) $(3,492,552) $(2,170,223)
                          ===========   ===========  ===========  ===========
Basic and diluted net
loss per share
     As reported          $         -   $    (0.02)  $         -  $     (0.02)
                          ===========   ==========   ===========  ===========
     Pro forma            $         -   $    (0.02)  $         -  $     (0.02)
                          ===========   ==========   ===========  ===========
NOTE 2 NOTE PAYABLE

Core has two unsecured notes payable to two of its founders, bearing interest at 8% and due November 2005. The balance outstanding at June 30, 2004 is $134,820.

Core has a $1,250,000 non-interest bearing note payable to a third party, secured by the oil & gas properties. The note was issued to purchase the oil and gas producing properties in March 2004. The note is due in monthly installments of $10,000 with additional payments as follows: $100,000 on February 28, 2005, July 1, 2005, August 1, 2005, October 1, 2005, November 1, 2005, December 31, 2005 and the balance due February 15, 2006. The balance at 06/30/04 is $1,130,000.

NOTE 3 EQUITY

During the six months ended June 30, 2004, employees' exercised options to acquire 716,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $993,232.

During the six months ended June 30, 2004, holders of Series A preferred stock converted 875 shares of Series A Convertible Preferred Stock into 435,901,264 shares of common stock, using the market price on the date of conversion.

During the six months ended June 30, 2004, Cybertel issued 34,000,000 shares of Series B preferred stock for services. The shares were valued at $53,041.

During the six months ended June 30, 2004, Cybertel increased its authorized common stock from 2,000,000,000 to 10,000,000,000.


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

The following are condensed statements of income for the six month periods ended June 30, 2004 compared to the pro forma results of operations for Cybertel and Core, as though the acquisition had occurred on January 1, 2003. Other historical financial statements will be included in Cybertel's report on Form 8-K/A when filed.

                                       Six Months Ended
                                           June 30,
                                        2004       2003
Revenues                           $   627,465    $   821,102
Net Loss                           $(2,179,289)   $(2,151,177)
Loss per share - basic and diluted $       -      $      (.02)


Core is a Nevada Limited Liability Company organized in November 2002. Core's main business is the exploration, drilling, and transportation of oil and gas products. Core operates two main facilities, one in California and the other in Kansas.

NOTE 5 RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004, Cybertel loaned cash to Bigvault Storage Technologies, Inc., a privately held corporation in the business of on-line data storage. The advances totaled $184,700 as of June 30, 2004 and were initially recorded as receivables by Cybertel. Management determined the amounts were potentially uncollectible and has recorded bad debt expense totaling $184,700 in the accompanying statement of operations. Cybertel will pursue collection of the loans. In addition Cybertel has acquired a minority investment in Big Vault, Inc. Big Vault, Inc. is a licensee of Bigvault Storage Technologies.Inc.'s technology. Cybertel's CEO and CFO are also CEO and CFO of Big Vault, Inc.

NOTE 6 - SEGMENTS

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At June 30, 2004, Cybertel's two business units have separate management teams and infrastructures that offer different products and services. The two segments consist of telecommuncations ("Telecom") which is provided by Cybertel and oil and gas production which is provided by Core. At June 30, 2003, Cybertel only had one business segment, telecom.


       As of and For the Six Months Ended June 30, 2004

Dollars ($)                  Telecom     Oil & Gas      Consolidated
Revenue                      181,593       286,268           467,861
Segment loss              (1,810,585)     (196,466)       (2,007,051)
Total assets                 116,442     1,503,537         1,619,979
Capital expenditures               -             -                 -
Depreciation & depletion       5,388        81,872            87,260


The accounting policies of the reportable segments are the same. Cybertel evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

NOTE 7 SUBSEQUENT EVENTS

In July 2004, employees' exercised options to acquire 74,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $44,095.

Item 2. Management's Discussion and Analysis.

Results of Operations.

Three months ended June 30, 2004, compared to three months ended June 30,
2003.
-----

     Revenues for the three month period ended June 30, 2004, increased to $297,687, from $222,994 for the three months ended June 30, 2003, as the result of our acquisition of a 51% ownership interest in Core Energy, LLC in March, 2004. During the quarterly period ended June 30, 2004, we recorded revenue of $248,410 from Core Energy's oil and gas production operations.
This figure represents approximately 83% of our total quarterly revenue. Telecommunications revenues declined to $49,277 in the second quarter of 2004, from $222,994 in the second quarter of 2003. During the three months ended June 30, 2004, telecommunications represented only about 17% of our revenue. In the prior year period, all of our revenue was derived from this source.

     General, administrative and selling costs were $752,018 during the three months ended June 30, 2004, as compared to $1,769,707 for the three month period ended June 30, 2003. In addition, direct costs of telecommunications operations declined by approximately 97%, to $4,826 in the second quarter of 2004, from $152,832 in the year-ago period. This reflects the change in the focus of our operations from telecommunications to oil and gas production.

     During the quarterly period ended June 30, 2004, our declining general and administrative expenses and costs of telecommunications operations were partially offset by oil and gas operating expenses of $403,881 and bad debt expense of $249,250. Both of these figures were $0 in the three months ended June 30, 2003. Total expenses in the 2004 period were $1,409,975, as compared to total expenses of $1,922,539 in the prior year period.

     As a result of our increasing revenue and falling costs, we were able to narrow our net loss to $1,112,288, a decrease of approximately 35% from our net loss of $1,699,545 in the three months ended June 30, 2003.

Six months ended June 30, 2004, compared to the six months ended June 30,
2003.
-----

     We received total revenues of $467,861 during the six month period ended June 30, 2004, an increase of approximately 5% over the first six months of 2003. This change reflects our acquisition of Core Energy on March 5, 2004, and our receipt of revenue from that entity's oil and gas operations. Due to the timing of that acquisition, the percentage increase in operating revenue was higher in the second quarter of 2004. During the six months ended June 30, 2004, $181,593, or approximately 39%, of our revenue was derived from telecommunications, with the remaining 61% coming from oil and gas production. We expect that the percentage attributable to oil and gas will continue to increase as we continue to focus our operations on that segment.

     During the six months ended June 30, 2004, general and administrative expenses fell to $1,524,939, from $2,244,923 in the prior year period. Costs of telecommunications fell to $94,384, a decrease of approximately 70% from the $313,387 incurred during the six months ended June 30, 2003. However, these decreases were largely offset by oil and gas operating expenses of $478,341 and bad debt expense of $427,250 in the first six months of 2004. We incurred no oil and gas expense and no bad debt expense in the six month period ended June 30, 2003. Total expense was $2,474,912 in the 2004 period, a decrease of approximately 3% from a year ago. Net loss during these periods was $2,007,051 and $2,112,826, respectively.

Liquidity and Capital Resources.

     At June 30, 2004, we had total current assets of $194,252, including cash of $159,530. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months.

     We will need to raise more cash by selling debt or equity securities to continue our operations. There can be no guarantee that the required funds will be raised.

Forward Looking Statements.

     Statements made in this Form 10-QSB Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and of our business, including, without limitation, (i) our ability to successfully transition our business focus from telecommunications to oil and gas production; our ability to raise capital; economic conditions, both generally and in the industries in which we operate; and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission:
general economic or industry conditions, nationally and/or in the communities in which we conduct business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; changes in the telecommunications and oil and gas industries; the development of products and services that may be superior to the products and services offered by us; demand for telecommunications products and services and oil and gas; competition; changes in the quality or composition of our Company's products and services; our ability to develop new products and services; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3. Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

     (1) On or about August 17, 2001, 75 Montgomery Associates, LLC ("Montgomery")filed an action against Cybertel and LDVL in Superior Court, Morris County, New Jersey. The action was designated Docket No. MRS-L-2529-
01. In its complaint, Montgomery alleged that LDVL was a tenant under a written lease agreement with Montgomery for certain property located in Jersey City, New Jersey, with monthly rent of $5,127.08 due during the lease term of May 1, 2000, through April 30, 2005. The complaint sought past due rent, future rent and other costs and damages resulting from LDVL's alleged breach of the lease agreement, as well as compensatory damages, treble damages, punitive damages and other costs and damages resulting from waste, spoil, destruction and damage allegedly caused by LDVL. Cybertel was sued as an "alter ego" of LDVL. It filed an answer to the complaint on December 6, 2001, and intends to vigorously defend itself in this action. Jury trial on this matter has been continued to October, 2004.

     (2) On or about January 25, 2002, Prudential Home Building Investors, Inc., a New Jersey corporation ("Prudential"), filed a complaint against Cybertel in the Superior Court of California, County of San Diego, Central Division. The case was designated Case No. GIC 782069, and sought damages in the amount of $32,000 for unpaid rent on our former La Jolla facility from September, 2001, through December, 2001, when the lease terminated. We have accrued this expense. The parties have reached a tentative settlement of this matter, which would provide for us to make payments under a payment plan. However, no definitive settlement agreement has yet been reached.

     (3) In the pending Chapter 11 reorganization case of World Access, Inc., Case No. 01 B 14633 in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division the trustee seeks avoidance and recovery of an alleged preferential transfer of $34,719.81. During the quarterly period ended June 30, 2004, we settled this matter for $1,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None; not applicable.

Item 3. Defaults Upon Senior Securities.

     None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 17, 2004, Cybertel held a special meeting of stockholders to vote on the following proposals:

     (1) The election of each of the following persons to serve on Cybertel's Board of Directors for the periods of time indicated opposite each person's name: Joost H. van Adelsberg, Jr. (one year); John E. Jordan (one year); Bruce
G. Caldwell (two years); Paul Ferandell (two years); Richard D. Mangiarelli (three years); and Richard F. Schmidt (three years).

     (2) To retroactively approve the increase in Cybertel's authorized number of shares of preferred stock from five million shares to 50 million shares and to ratify the increase in the authorized number of shares of Series B Super Voting Preferred Stock from two million shares to 20 million shares.

     (3) To amend our Articles of Incorporation to authorize the Board of Directors to effect re-capitalizations in the form of forward and reverse splits of our outstanding securities without stockholder approval.

     (4) To amend our Articles of Incorporation to increase the authorized number of shares of our common stock from two billion to 10 billion.

     (5) To amend our Articles of Incorporation to increase the authorized number of shares of our preferred stock from 50 million to 100 million.

     (6) To amend our Articles of Incorporation to change our name from "Cybertel Communications Corp." to "Cybertel Capital Corporation."

     (7) To amend our Bylaws to divide our Board of Directors into three classes (designated A, B and C, respectively), with only one class of directors being subject to election each year, and changing the term of service for each class from one year to three years.

     (8) To engage Malone & Bailey, PLLC, as our independent auditors for the coming year.

     (9) To adopt our 2001 Stock Option Plan reserving up to 2.5 million shares of our common stock for issuance to our directors, executive officers, employees and consultants.

    (10) To authorize Cybertel to issue its common stock at prices below net asset value per share.

     Each of these proposals was approved by the holders of a majority of the voting power of our outstanding securities. The number of votes for and against each proposal, and the number of shares abstaining, are indicated below:

     (1) Voted for Joost H. van Adelsberg, Jr.: 2,434,082,945
         Voted against: 125,000
         Abstaining: 0

         Voted for John E. Jordan: 2,434,082,945
         Voted against: 125,000
         Abstaining: 0

         Voted for Bruce G. Caldwell: 2,433,948,245
         Voted against: 134,700
         Abstaining: 0

         Voted for Paul Ferandell: 2,433,948,245
         Voted against: 134,700
         Abstaining: 0

         Voted for Richard D. Mangiarelli: 2,433,948,245
         Voted against: 134,700
         Abstaining: 0

         Voted for Richard D. Schmidt: 2,433,948,245
         Voted against: 134,700
         Abstaining: 0

     (2) Voted for: 2,432,197,979
         Voted against: 1,744,166
         Abstaining: 140,800

     (3) Voted for: 2,432,197,979
         Voted against: 1,744,166
         Abstaining: 140,800

     (4) Voted for: 2,432,197,979
         Voted against: 1,744,166
         Abstaining: 140,800

     (5) Voted for: 2,432,197,979
         Voted against: 1,744,166
         Abstaining: 140,800

     (6) Voted for: 2,432,324,779
         Voted against: 517,366
         Abstaining: 1,240,800

     (7) Voted for: 2,432,207,979
         Voted against: 1,670,666
         Abstaining: 204,300

     (8) Voted for: 2,432,707,445
         Voted against: 134,700
         Abstaining: 1,240,800

     (9) Voted for: 2,432,197,979
         Voted against: 1,744,166
         Abstaining: 140,800

    (10) Voted for: 2,432,197,979
         Voted against: 1,744,166
         Abstaining: 140,800

     On May 24, 2004, we filed with the Nevada Secretary of State a Certificate of Amendment to our Articles of Incorporation, which effectuated Items 3 through 6 above. Pursuant to the authority vested in it pursuant to Proposal 3 above, the Board of Directors subsequently voted to effect a reverse split of our outstanding common stock in the ratio of one for 1,000, while retaining the par value of one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts, with all fractional shares rounded up to the nearest whole share. This reverse split was effectuated on August 20, 2004, which is subsequent to the period covered by this Report.

Item 5. Other Information.

     On May 17, 2004, our Board of directors resolved to elect Richard D. Schmidt to the office President.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

 3.1 Certificate of Amendment regarding matters submitted to vote of stockholders

 3.2 Certificate of Amendment regarding reverse split

31.1 Certification of Richard D. Mangiarelli

31.2 Certification of Richard Schmidt

32 302 Certification

(b) Reports on Form 8-K.

     8-K Current Report dated March 5, 2004, as amended, filed with the Securities and Exchange Commission on March 19, 2004, and amended May 19, 2004, regarding the acquisition of Core Energy, LLC.

                          SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CYBERTEL CAPITAL CORPORATION



Date: 8/31/04                       /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer and
                                    Director


Date: 8/31/04                       /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    President, Chief Financial Officer and
                                    Director


Date: 8/31/04                       /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director