Form 10QSB
period 2004-09-30
CYBERTEL CAPITAL CORP
filed 2004-11-19
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                       9444 Waples Street, Suite 290
                        San Diego, California 92121
                        ---------------------------
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

                                 256,592,493

                              November 16, 2004


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

                  CYBERTEL CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEET
                       September 30, 2004
                           (Unaudited)



          ASSETS
Current Assets
  Cash                                                         $   147,170
  Accounts receivable, net of allowance for doubtful
     accounts of $12,690                                             8,918
  Prepaid expenses and other current assets                         28,696
                                                               -----------
     Total Current Assets                                          184,784

Fixed Assets, net of $356,398 accumulated depreciation and
  impairment                                                         3,648

Proved Oil & Gas Properties, using full cost method of
  accounting, net of $114,338 accumulated depletion              1,384,163

Other                                                                4,111
                                                               -----------
Total assets                                                   $ 1,576,706
                                                               ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Notes payable                                                 $   234,820
 Current portion of long-term debt                                 420,000
 Accounts payable                                                  665,187
 Accrued dividends                                                 106,683
 Accrued expenses                                                  662,168
                                                               -----------
     Total Current Liabilities                                   2,088,858
                                                               -----------

Long-term debt, net of current portion                             680,000

Commitments and contingencies

Stockholders' deficit:
  Series A convertible preferred stock, $.001 par; $91,267
    liquidation value 5,000 shares authorized; 1,088 shares
    issued and outstanding                                               1
  Series B voting preferred stock, $.001 par; 50,000,000 shares
    authorized; 50,000,000 shares issued and outstanding            50,000
  Common stock, $.001 par value, 10,000,000,000 shares
    authorized, 35,597,110 shares issued and outstanding            35,597
  Additional paid in capital                                    19,002,119
  Accumulated Deficit                                          (20,279,869)
                                                               -----------
     Total Stockholders' Deficit                                (1,192,152)
                                                               -----------
Total Liabilities and Stockholders' Deficit                    $ 1,576,706
                                                               ===========

                    CYBERTEL CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
     Three and Nine Months Ended September 30, 2004 and 2003
                          (Unaudited)
                              Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                             2004            2003        2004          2003
                         -----------   -----------   -----------  -----------
REVENUES:
  Telecommunications     $    19,532   $   213,507    $  201,125  $   658,991
  Oil and gas                352,611             0       638,878            0
                         -----------   -----------    ----------  -----------
                             372,143       213,507       840,003      658,991

COST AND EXPENSES:
  Direct costs of
  telecommunications             290       153,771        94,092      467,158
  Oil & Gas operating
  expenses                   495,716             0       974,057            0
  General,
  administrative and
  selling                  2,183,294       598,883     3,708,812    1,910,265
  Bad debt expense            10,649             0       437,899            0
  Bad debt recovery                0             0       (50,000)           0
                         -----------   -----------   -----------  -----------
                           2,689,949       752,654     5,164,860    2,377,423

  Net loss                (2,317,806)     (539,147)   (4,324,857)  (1,718,432)

  Preferred stock dividends  (13,629)      (29,681)      (44,148)     (87,078)
                         ------------  -----------   -----------  -----------
  Net loss available to
common shareholders      $(2,331,435)  $  (568,828)  $(4,369,005) $(1,805,510)
                         ===========   ===========   ===========  ===========
Basic and diluted loss
per common share         $     (0.23)  $     (1.60)  $     (0.96) $    (10.48)
                         ===========   ===========   ===========  ===========
Weighted average shares
outstanding               10,082,868       355,386     4,569,891      172,295

                   CYBERTEL CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 2004 and 2003
                          (Unaudited)

                                                     2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES               ----------- -----------
  Net loss                                         $(4,324,857)$(1,718,432)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                       121,065      46,776
    Stock issued for services                           53,041     725,982
    Stock option expense                             1,719,796           0
    Bad debt expense                                   437,899      29,500
    Write off of uncollectible note receivable         (50,000)     25,000
  Changes in assets and liabilities:
    Accounts receivable                               (293,889)    (15,657)
    Other current assets                                 4,432       2,476
    Accounts payable and accrued expenses              387,889     124,531
                                                   ----------- -----------
CASH FLOWS USED IN OPERATING ACTIVITIES             (1,944,624)   (779,824)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Core Energy, LLC, net of cash
   acquired                                            (82,494)          0
  Loans to third parties                               (18,000)    (80,000)
  Receipt of cash from notes receivable                      0       9,000
                                                   ----------- -----------
CASH FLOWS USED IN INVESTING ACTIVITIES               (100,494)    (71,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options     1,462,770     857,346
  Payments on notes payable                           (150,000)    (60,000)
  Proceeds from notes payable                          128,000     220,000
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES                 1,440,770   1,017,346
                                                   ----------- -----------
NET DECREASE IN CASH                                  (604,348)    166,522
Cash, beginning of period                              751,518      51,801
                                                   ----------- -----------
Cash, end of period                                $   147,170 $   218,323
                                                   =========== ===========
NON CASH FINANCING ACTIVITIES:
  Conversion of accrued dividends to common stock  $   128,184 $         0
  Issuance of common stock; acquisition of Core
   Energy, LLC                                     $    27,000 $         0
  Issuance of common stock for notes payable       $         0 $   212,500

                 CYBERTEL CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS


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

The reserves consist of proved producing and proved undeveloped at September 30, 2004. Core presently employs nine people in two states. Its principal office is located in Bakersfield
Beginning March 5, 2004 Core is consolidated with Cybertel; all intercompany amounts have been eliminated.

Oil and Gas Property Accounting

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditure, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the nine-month period ending September 30, 2004.

STOCK BASED COMPENSATION:

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Cybertel granted 37,430,000 options to purchase common stock to employees in the nine months ending September 30, 2004. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Cybertel recorded compensation expense of $1,719,796 under the intrinsic value method during the nine months ended September 30, 2004.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                2004         2003         2004          2003
                           -----------  -----------   -----------  -----------
Net loss available to common
stockholders, as reported $(2,331,435) $  (568,828)  $(4,369,005) $(1,805,510)
Add:   stock based
compensation determined
under intrinsic value
based method                1,462,924            -     1,719,796            -
Less:  stock based
compensation determined
under fair value based
method                     (9,752,824)           -   (11,464,680)           -
                         ------------  -----------  ------------  -----------
Pro forma net loss       $(10,621,335) $  (568,828) $(14,113,889) $(1,805,510)
                         ============  ===========  ============  ===========
Basic and diluted net
loss per share
     As reported         $       (.23) $     (0.00) $       (.96) $     (0.01)
                          ===========  ===========  ============  ===========
     Pro forma           $      (1.05) $     (0.00) $      (3.09) $     (0.01)
                          ===========  ===========  ============  ===========

NOTE 2 NOTE PAYABLE

Core has two unsecured notes payable to two of its founders, bearing interest at 8% and due November 2005. The balance outstanding at September 30, 2004 is $109,820.

Core has a $1,250,000 non-interest bearing note payable to a third party, secured by the oil & gas properties. The note was issued to purchase the oil and gas producing properties in March 2004. The note is due in monthly installments of $10,000 with additional payments as follows: $100,000 on February 28, 2005, July 1, 2005, August 1, 2005, October 1, 2005, November 1, 2005, December 31, 2005 and the balance due February 15, 2006. The balance at 09/30/04 is $1,100,000.

NOTE 3 EQUITY

On August 20, 2004, Cybertel effected a 1:1,000 reverse split. All share and per share amounts presented have been restated to reflect the split as if it had occurred on the first day of the first period presented.

During the nine months ended September 30, 2004, Cybertel increased its authorized common stock from 2,000,000,000 to 10,000,000,000.

During the nine months ended September 30, 2004, employees' exercised options to acquire 23,925,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $1,462,771.

During the nine months ended September 30, 2004, holders of Series A preferred stock converted 875 shares of Series A Convertible Preferred Stock and $127,847 of accrued dividends into 10,580,956 shares of common stock, using the market price on the date of conversion.

During the nine months ended September 30, 2004, Cybertel issued 34,000,000 shares of Series B preferred stock for services. The shares were valued at $53,041.

NOTE 4 BUSINESS ACQUISITION

On March 5, 2004, Cybertel acquired a 51% ownership interest in Core Energy, LLC, a privately held oil & gas company for 10,000 shares of Cybertel's common stock, Cybertel agreed to fund Core up to $300,000, and paid $100,000 of that at closing. In the event of a public offering by Core or a merger or acquisition by Core with a publicly-traded company, the other Core members will have the right to re-acquire additional membership interests such that they collectively have a 75% membership interest in Core. In such an event, the purchase price will be $385 for each 1% interest so re-acquired. However, in no event is the Cybertel's interest in Core to fall below 25%.

The following are condensed statements of income for the nine month periods ended September 30, 2004 compared to the pro forma results of operations for Cybertel and Core, as though the acquisition had occurred on January 1, 2003. Other historical financial statements will be included in Cybertel's report on Form 8-K/A when filed.

                                       Nine Months Ended
                                          September 30,
                                        2004       2003
                                   -----------    -----------
Revenues                           $   999,607    $ 1,255,128
Net Loss                           $(4,497,034)   $(1,759,873)
Loss per share - basic and diluted $      (.98)   $    (10.21)


Core is a Nevada Limited Liability Company organized in November 2002. Core's main business is the exploration, drilling, and transportation of oil and gas products. Core operates two main facilities, one in California and the other in Kansas.

NOTE 5 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, Cybertel loaned cash to Bigvault Storage Technologies, Inc., a privately held corporation in the business of on-line data storage. The advances totaled $391,700 as of September 30, 2004 and were initially recorded as receivables by Cybertel. Management determined the amounts were potentially uncollectible and has recorded bad debt expense totaling $391,700 in the accompanying statement of operations. Cybertel will pursue collection of the loans. In addition Cybertel has acquired a minority investment in Big Vault, Inc. Big Vault, Inc. is a licensee of Bigvault Storage Technologies.Inc.'s technology. Cybertel's CEO and CFO are also CEO and CFO of Big Vault, Inc.

NOTE 6 - SEGMENTS
The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At September 30, 2004, Cybertel's two business units have separate management teams and infrastructures that offer different products and services. The two segments consist of telecommuncations ("Telecom") which is provided by Cybertel and oil and gas production which is provided by Core. At September 30, 2003, Cybertel only had one business segment, telecom.

    As of and For the Nine Months Ended September 30, 2004

Dollars ($)                  Telecom     Oil & Gas      Consolidated
                          ----------     ---------      ------------
Revenue                   $  201,125     $ 638,878      $    840,003
Segment loss              (3,990,279)     (334,578)       (4,324,857)
Total assets                  57,737     1,518,969         1,576,706
Capital expenditures               -             -                 -
Depreciation & depletion       6,727       114,338           121,065



The accounting policies of the reportable segments are the same. Cybertel evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

NOTE 7 SUBSEQUENT EVENTS

In October 2004, employees' exercised options to acquire 13,505,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $16,564. In October 2004, Cybertel granted employees 25,000,000 options.

Item 2. Management's Discussion and Analysis.

Results of Operations.
----------------------

Three months ended September 30, 2004, compared to three months ended September 30, 2003.
-------------------

Revenues for the three month period ended September 30, 2004, increased to $372,143, from $213,507 for the three months ended September 30, 2003, as the result of the acquisition of Core Energy and its revenue of $352,611. Telecom revenues declined to $19,532 from $213,507 due to a change from us no longer serving as a reseller of long distance to us now serving as an agent selling long distance. Since mid-April, revenues are recorded as 20% of commissionable sales billed.

General, administrative and selling costs were $2,183,294 during the three months ended September 30, 2004, as compared to $598,883 for the three month period ended September 30, 2003. This increase reflects our acquisition of Core Energy, LLC in March, 2004. During the three months ended September 30, 2004, we had a net loss of 2,317,806 as compared to $539,147 in the three months ending September 30, 003.

After taking into account preferred stock dividends of $13,629 and $29,681 in the quarters ended September 30, 2004 and 2003, respectively, net loss available to common stockholders was $2,331,435, or $(.23) per share, during the three months ended September 30, 2004, and $568,828, or $(1.60) per diluted share, during the three months ended September 30, 2003.

Nine months ended September 30, 2004, compared to nine months ended September 30, 2003.
-------------------

During the quarterly period ended September 30, 2004, revenues increased to $840,003, from $658,991 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, $638,878, or approximately 76% of our revenue, was derived from the oil and gas operations of Core Energy, with the remainder coming from our telecommunications operations. Telecommunications revenues declined to $201,125 in the 2004 period, from $658,991 in the 2003 period. We no longer serve as a reseller of long distance, but now serve as an agent selling long distance. Since mid-April, revenues are recorded as 20% of commissionable sales billed.

We incurred $974,057 in oil and gas operating expenses during the nine months ended September 30, 2004. Because we did not acquire our majority interest in Core Energy until March, 2004, we did not incur any such expenses in the nine month period ended September 30, 2003.

General, administrative and selling costs were $3,708,812 during the six months ended September 30, 2004, as compared to $1,910,265 for the year-ago period. Again, this increase reflects our acquisition of Core Energy, LLC in March, 2004. During the nine months ended September 30, 2004, we had a net loss of $4,324,857, as compared to $1,718,432 in the nine months ended September 30, 2003.
After taking into account preferred stock dividends of $44,148 and $87,078 in the nine month periods ended September 30, 2004 and 2003, respectively, net loss available to common stockholders was $4,369,005, or $0.96 per share, during the September 30, 2004, period, and $1,805,510, or $10.48 per diluted share, during the September 30, 2003, period.

Liquidity and Capital Resources.
--------------------------------

At September 30, 2004, we had total current assets of $184,784, including cash of $147,170. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months.

We will need to raise more cash by selling debt or equity securities to continue our operations. There can be no guarantee that the required funds will be raised.

Forward Looking Statements.

Statements made in this Form 10-QSB Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and of our business, including, without limitation, (i) our ability to operate successfully in the oil and gas and telecommunications industries, our ability to continue to develop products acceptable to the industries, our ability to retain relationships with suppliers and distributors, our ability to raise capital and the growth of the telecommunications and oil and gas industries, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates," "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission:
general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the oil and gas and telecommunications industries, the development of products and that may be superior to the products and services offered by us, demand for oil and gas and telecommunications services, competition, changes in the quality or composition of our Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

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

(1) On or about August 17, 2001, 75 Montgomery Associates, LLC ("Montgomery")filed an action against Cybertel and LDVL in Superior Court, Morris County, New Jersey. The action was designated Docket No. MRS-L-2529-
01. In its complaint, Montgomery alleged that LDVL was a tenant under a written lease agreement with Montgomery for certain property located in Jersey City, New Jersey, with monthly rent of $5,127.08 due during the lease term of May 1, 2000, through April 30, 2005. The complaint sought past due rent, future rent and other costs and damages resulting from LDVL's alleged breach of the lease agreement, as well as compensatory damages, treble damages, punitive damages and other costs and damages resulting from waste, spoil, destruction and damage allegedly caused by LDVL. Cybertel was sued as an "alter ego" of LDVL. It filed an answer to the complaint on December 6, 2001. In October, 2004, which is subsequent to the period covered by this Report, the Court dismissed Montgomery's complaint with prejudice.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.


                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------

Edify Capital        July 6, 2004        31,250,000        Conversion of
                                                           preferred stock

Transnix Global      July 6, 2004        31,250,000        Conversion of
                                                           preferred stock

Edify Capital        September 8, 2004      741,277        Conversion of
                                                           preferred stock

Transnix Global      September 8, 2004      741,277        Conversion of
                                                           preferred stock

Edify Capital        September 9, 2004      741,277        Conversion of
                                                           preferred stock

Transnix Global      September 9, 2004      741,554        Conversion of
                                                           preferred stock

Edify Capital        September 10, 2004   1,558,723        Conversion of
                                                           preferred stock

Transnix Global      September 10, 2004   1,558,723        Conversion of
                                                           preferred stock
Edify Capital        September 29, 2004   1,000,000        Conversion of
                                                           preferred stock

Transnix Global      September 29, 2004   1,000,000        Conversion of
                                                           preferred stock

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our Company's security holders during the quarterly period ended September 30, 2004.

Item 5. Other Information.

Acting pursuant to the authorization of the holders of a majority of our voting securities, on August 5, 2004, our Board of Directors authorized a reverse split of our outstanding common stock on a basis of one for 1,000, while retaining the par value of one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company, with all fractional shares being rounded up to the nearest whole share. The reverse split was effective as of August 20, 2004.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits.

31.1 - Certification of Richard D. Mangiarelli

31.2 - Certification of Richard Schmidt

32   - 302 Certification

(b) Reports on Form 8-K.

None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CYBERTEL CAPITAL CORPORATION


Date: 11-15-04                       /s/ Richard D. Mangiarelli
     ---------                      ---------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director


Date: 11-15-04                       /s/ Richard Schmidt
     ---------                      --------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director


Date: 11-15-04                       /s/ John E. Jordan
     ---------                      -------------------
                                    John E. Jordan
                                    Director