Form 10KSB
period 2004-12-31
CYBERTEL CAPITAL CORP
filed 2005-06-02
CIK 1036148

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  000-26913
                                            ----------

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2004 - $217,947.

     State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     May 19, 2005 - $2,692,591.  There are approximately 2,692,590,823 voting stock of the Registrant held by non-affiliates. Because there is no "established trading market" for our shares, these shares have been arbitrarily valued at par value of $0.001 per share.

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

                               May 19, 2005

                              2,692,592,493

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13, Part III, of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Year Ended December 31, 2004.
          -----------------------------

          We were originally organized for the primary purpose of engaging in all facets of the business comprising the telecommunicatons industry. Cybertel was a provider of long distance voice and data telecommunications services. We use the network switching and transport facilities of Tier I long distance providers such as Global Crossing, to provide a broad array of integrated long distance telecommunications services such as long distance, calling cards and wireless communications seamlessly and reliably.

          During the first quarter of 2004 we reviewed our overall business strategy. The telecommunications industry was becoming commoditized as a result of the overbuilding of capacity to carry voice and data traffic. There was constant pressure on margins and we were unable to keep up with the marketing pressure of companies like AT&T, Sprint and MCI.

          As such on April 12, 2004, we sold our customer base to Com Tech 21 $25,000 and the assumption of our purchase commitment to Global Crossing. The purchase commitment to Global crossing was originally a three year $1,500,000 commitment.

          On March 5, 2004, Cybertel acquired a 51% ownership interest in Core Energy, LLC ("Core"), a privately held oil & gas company. Core is a small oil and gas producer with operations in Bakersfield, California. Core's primary goal has been to acquire wells that produce ten barrels of oil a day or less. Presently, Core's operations include approximately 150 wells that are candidates for return to production operations and Core has 52 wells in production. The reserves consist of proved producing and proved undeveloped at December 31, 2004.

          Events Subsequent to December 31, 2004.
          ---------------------------------------

          On April 26, 2005, the Company executed and delivered an Agreement of Full and Final Settlement, Release and Discharge of All Claims and Stipulation for Limited Reservation of Jurisdiction (the "Settlement Agreeement") between and among Ted Lamare ("Lamare") and George Snider ("Snider") who owned 49% of Core (collectively the "Core Members") and Core. The Settlement Agreement was effective as of March 31, 2005. Pursuant to the Settlement Agreement (1) the Core Plan was rescinded and the legal action brought by the Company against Core was dismissed, without prejudice (jurisdiction retained only for enforcement of the Settlement Agreement); (2) all Promissory Notes and payments made under the Core Plan were settled and cancelled; (3) the 10,000,000 shares to be issued by the Company under the Core Plan that had not been delivered by the Company were retained by the Company; and (4) Core agreed to pay to the Company, in installment payments of $950.00 per month, One Hundred Ninety Thousand Dollars ($190,000.00) (the "Settlement Amount") plus interest thereon at the rate of 6% per annum from and after June 23, 2005, until paid, in full, in lawful currency of the United States of America. A copy of the Settlement Agreement was attached to our Current Report on Form 8-K and filed with the Securities Exchange Commission on May 10, 2005, and incorporated herein by reference. See Part III, Item 13.

          After the recission of the Agreement with Core Energy, LLC, the Company will have liabilities of approximately $1,200,000 and extremely limited assets.

          Prior Historical Developments.
          ------------------------------

          For a discussion of our business development from inception through December 31, 1998, see our Registration Statement on Form 10-SB-A3, which we filed with the Securities and Exchange Commission on October 15, 1999, and which is incorporated herein by reference. For a discussion of our Company's business development during the years ended December 31, 2003, 2002, 2001, 2000, and 1999, see our Annual Reports on Form 10-KSB for the years then ended, which were filed with the Securities and Exchange Commission on April 29, 2004, March 28, 2003, April 12, 2002, April 2, 2001, and March 31, 2000,
respectively.  See the Exhibit Index, Item 13, Part III, of this Annual
Report.

Business.
---------

          Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

          Our Company is currently engaged in the telecommunications industry as an agent for Com Tech 21 and SBC. The revenues from this business are approximately $5,000 per month and not sufficient to sustain the company.

          Cybertel is currently marketing a voice over the internet phone with Karma Media. The Company's agreement with Karma Media is a revenue share.
The phone is used by connecting a USB cable from the phone to a computer with internet access. The phone retails for around $50 per phone and there are per minute charges for the use of the phone. The phone can call any other phone around the world.

          The company has an exclusive marketing arrangement for sales to the military from the manufacturer of the phone. The manufacturer also provides the network that carries the voice traffic.

          In our present form, we may be deemed to be a vehicle to acquire or merge with another business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

          Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

          Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

          Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading "Business Experience," Part III, Item 9.

          We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

          Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

          Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

          None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

                               Risk Factors

          In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Liabilities with Extremely Limited Assets; and Limited Revenue.

          After the recission of the Agreement with Core Energy, LLC, our Company will have liabilities of approximately $1,200,000 and extremely
limited assets.   We will not receive meaningful additional revenues until
we select an industry in which to commence business or complete an acquisition, reorganization or merger. We can provide no assurance that any selected or acquired business will produce any material revenues for our Company or our stockholders or that any such business will operate on a profitable basis.

Our Company May Be Deemed to Be a "Blank Check" Company Until We Adopt a Business Plan.

          The limited business operations of our Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; "Blank Check" Company.

          Because our Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a "blank check" company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

Our Company Will Seek Out Business Opportunities.

          Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

          Because our Company has not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision whether to invest in our Company. Potential investors would have access to significantly more information if our Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. Our Company can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.

          To date, our Company has not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which our Company may acquire. To the extent that our Company may acquire a business in a high risk industry, our Company will become subject to those risks. Similarly, if our Company acquires a financially unstable business or a business that is in the early stages of development, our Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.

          Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or
acquire any specific business, assets, property or business.   Accordingly, it
is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.

          The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the calendar year ended December 31, 2004 and 2003, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup.

          Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

State Restrictions on "Blank Check" Companies.

          A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a "blank check" Company, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company's common stock within the borders of regulating states.

          By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because our Company does not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restriction on "blank check" offerings will have any effect on our Company. In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a "blank check" or "blind pool" company.

          The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our Company's ability to register, offer and sell and/or to develop a secondary market for shares of our Company's common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if our Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

          Members of our Company's management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

Risks of "Penny Stock."

          Our Company's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

          Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products and Services.
--------------------------------

          The Company is currently an agent for Con Tech 21 selling long distance telecommunication services. In addition, the Company is selling a voice over the internet phone. Based on the Company's current financial structure we will not be able to continue to market these products or services.

Distribution Methods of the Products or Services.
-------------------------------------------------

          None; not applicable.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          None; not applicable.

Competitive Business Conditions.
--------------------------------

          Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by our Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by our Company for the past several years.

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

Need for any Governmental Approval of Principal Products or
Services.
---------

          Our Company's communications service business will be subject to varying degrees of federal, state, local and international regulation, and in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non- affiliates) of $25 million or more.


          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like our Company, and may make the use of these companies obsolete.

          We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

          We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

          If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non- "reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development.
-------------------------

          None; not applicable.


Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

          None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

         We have 4 full-time employees.

Item 2.  Description of Property.
         ------------------------

         In June, 2004, we began leasing a 2,500 square foot telemarketing/customer service center in Vista, California. We pay $4,700 per month under our month to month lease. See the caption "Legal Proceedings," below, for a discussion of our former facility in La Jolla, California.

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

          (1) On or about January 25, 2002, Prudential Home Building Investors, Inc., a New Jersey corporation ("Prudential"), filed a complaint against our Company in the Superior Court of California, County of San Diego, Central Division. The case was designated Case No. GIC 782069, and sought damages in the amount of $32,000 for unpaid rent on our former La Jolla facility from September, 2001, through December, 2001, when the lease terminated. Our Company has accrued this expense.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matter was submitted to a vote of our Company's security holders during the fourth quarter of the calendar year covered by this Annual Report.

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

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

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2003                        0.028                 0.0055

June 30, 2003                         0.009                 0.0026

September 30, 2003                    0.006                 0.0011

December 31, 2003                     0.0098                0.0027

March 31, 2004                        0.0077                0.0017

June 30, 2004                         0.0021                0.0008

July 1, 2004 through
August 19, 2004                       0.0007                0.0002

August 20, 2004 through
September 30, 2004                    0.095                 0.009
(after a 1 for 1,000 reverse split)

December 31, 2004                     0.083                 0.0006

Holders
-------

         The number of record holders of our Company's securities as of the date of this Annual Report is approximately 390; and does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

         The Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends thereon in the foreseeable future.

         The holder of our Company's Series A Preferred Stock is entitled to receive dividends in cash or common stock of Cybertel at the annual rate of 6% of the Liquidation Preference (i.e., $1,000 per share of Series A Preferred Stock). Series A is convertible to Cybertel common stock at any time, at the option of the holder, at a formula approximating market value. 875 shares were converted in 2004, no shares were converted in 2003.

         There are no material restrictions limiting, or that are likely to limit, our Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------

         The following table reflects the sales of our unregistered securities from during the past three years:

     Common Stock
     ------------
                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------
Irene Hankin           4/9/02                   83          $16,661

Susan D'Ambrosio       4/9/02                   83          $16,661

Eugene Mascarehanas    4/9/02                   83          $16,661

Stanley Caplan         4/30/02                 100          $25,000

Paul Ferandell         7/30/02                 200           $8,000

AG Spencer Corp.       9/09/02                 500          Services valued at
                                                            $10,000

Art Armagost           9/20/02                  81          $1,676.44

Alpha Capital          5/22/03              23,611          Settlement shares

Edify Capital Group   12/18/03              49,000          Preferred
                                                            conversion

Majestic Save         12/18/03              49,000          Preferred
                                                            conversion

Edify Capital          1/02/04              49,626          Preferred
                                                            conversion

Edify Capital          1/08/04              54,611          Preferred
                                                            conversion

Transnix Global        1/08/04              49,627          Preferred
                                                            conversion

Transnix Global        1/13/04              54,611          Preferred
                                                            conversion

Edify Capital Group    1/16/04              63,713          Preferred
                                                            conversion

Transnix Global        1/16/04              63,713          Preferred
                                                            conversion

Edify Capital          2/18/04                 50,000          Preferred
                                                            conversion

Transnix Global        2/18/04              50,000          Preferred
                                                            conversion

Edify Capital          7/6/04               31,250          Preferred
                                                            conversion

Transnix Global        7/6/04               31,250          Preferred
                                                            conversion

Edify Capital          9/9/04              741,277          Preferred
                                                            conversion

Transnix Global        9/9/04              741,554          Preferred
                                                            conversion

Edify Capital         9/10/04            1,558,723          Preferred
                                                            conversion

Transnix Global       9/10/04            1,558,723          Preferred
                                                            conversion

Edify Capital         9/23/04            1,000,000          Preferred
                                                            conversion

Transnix Global       9/23/04            1,000,000          Preferred
                                                            conversion

Edify Capital         9/29/04            1,000,000          Preferred
                                                            conversion

Transnix Global       9/29/04            1,000,000          Preferred
                                                            conversion

Edify Capital        10/18/04            2,500,000          Preferred
                                                            conversion

Transnix Global      10/18/04            2,500,000          Preferred
                                                            conversion

Edify Capital        11/09/04           10,000,000          Preferred
                                                            conversion

Transnix Global      11/09/04           10,000,000          Preferred
                                                            conversion

Edify Captial        11/12/04           11,000,000          Preferred
                                                            conversion

Transnix Global      11/12/04           11,000,000          Preferred
                                                            conversion

Edify Capital        12/02/04           20,000,000          Preferred
                                                            conversion

Transnix Global      12/02/04           20,000,000          Preferred
                                                            conversion

Edify Capital        12/07/04           25,000,000          Preferred
                                                            conversion

Transnix Global      12/07/04           25,000,000          Preferred
                                                            conversion

Edify Capital        12/20/04           30,000,000          Preferred
                                                            conversion

Transnix Global      12/20/04           30,000,000          Preferred
                                                            conversion

Edify Capital         1/05/05           40,000,000          Preferred
                                                            conversion

Transnix Global       1/05/05           40,000,000          Preferred
                                                            conversion

Edify Capital         2/17/05           50,000,000          Preferred
                                                            conversion

Transnix Global       2/17/05           50,000,000          Preferred
                                                            conversion

Edify Capital         2/23/05           50,000,000          Preferred
                                                            conversion

Transnix Global       2/23/05           50,000,000          Preferred
                                                            conversion

Edify Capital         3/03/05           50,000,000          Preferred
                                                            conversion

Transnix Global       3/03/05           50,000,000          Preferred
                                                            conversion

Core Energy           3/22/05           10,000,000          Treasury Issue 144

Edify Capital         3/23/05           50,000,000          Preferred
                                                            conversion

Transnix Global       3/23/05           50,000,000          Preferred
                                                            conversion

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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------
               (a)                      (b)                      (c)

Equity         -0-                       -0-                    -0-
compen-
sation
plans
approved
by
security
holders

Equity     439,930,000                 .02                 3,353,500,000
compen-
sation
plans not
approved
by
security
holders

Total      439,930,000                  .02                3,353,500,000

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which our Company may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

          During the next 12 months, our Company's only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm's length transaction.
As of the date of this Annual Report, our Company has not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations.
----------------------

          Our Company generated a net loss of $5,008,087, for the year ended December 31, 2004, and $3,129,816 for the year ended December 31, 2003. After a Preferred stock dividend the net loss attributable to common shareholders was $5,064,129 for the year ended December 31, 2004, and $3,246,577 for the year ended December 31, 2003.

Liquidity.
----------

          Cybertel incurred net losses of $5,064,129 and $3,246,577 in 2004 and 2003, respectively, and has a working capital deficiency of $20,918,950 and a stockholders' deficit of $944,374 as of December 31, 2004. Our management is attempting to raise sufficient additional capital through sales of stock, but has not done so as of February 26, 2005, the date of our auditor's report. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern, as expressed in our auditor's report that is included in Item 7, Part II.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          December 31, 2004 and 2003

          Report of Independent Registered Accounting Firm

          Consolidated Balance Sheet - December 31, 2004

          Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

          Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2003 and 2004

          Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

          Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Cybertel Capital Corporation
   Vista, California

We have audited the accompanying consolidated balance sheet of Cybertel Capital Corporation, as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of Cybertel Capital Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cybertel Capital Corporation, as of December 31, 2004, and the results of its consolidated operations and its consolidated cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cybertel Capital Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Cybertel Capital Corporation suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 26, 2005

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2004


          ASSETS
CURRENT ASSETS:
  Cash                                                           $ 140,304
  Accounts receivable, net of allowance for doubtful
    accounts of $8,889                                               3,842
  Prepaid expenses                                                   2,771
  Notes receivable                                                   2,537
  Current assets held for sale                                     231,393
                                                               -----------
     Total current assets                                          380,847

  Equipment, net of accumulated depreciation
    of $56,416                                                       2,308
  Other assets                                                       5,087
  Long term assets held for sale                                 1,412,991
                                                               -----------
       Total assets                                            $ 1,801,233
                                                               ===========
       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                             $   649,485
  Other current liabilities                                        423,260
  Notes payable                                                     25,000
  Convertible note payable, net of
    unamortized discount of $15,411                                 84,589
  Current liabilities held for sale                              1,193,273
                                                               -----------
     Total current liabilities                                   2,375,607

  Long term liabilities held for sale                              370,000
                                                               -----------
  Total liabilities                                              2,745,607
                                                               -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, $.001 par;
    liquidation value 5,000 shares authorized, 1,088 shares
    issued and outstanding                                               1
  Series B voting preferred stock, $.001 par; 50,000,000 shares
    authorized; 50,000,000 shares issued and outstanding            50,000
  Common stock, $.001 par value, 10,000,000,000
    shares authorized, 630,602,110 shares outstanding              630,602
  Additional paid-in capital                                    19,293,973
  Accumulated deficit                                          (20,918,950)
                                                              ------------
      Total stockholders' deficit                                 (944,374)
                                                              ------------
     Total liabilities and stockholders' deficit              $  1,801,233
                                                              ============

         See accompanying summary of accounting policies and notes to financial statements.

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                      2004         2003
                                                  -----------  -----------
REVENUES                                          $   217,947  $   844,079
COST OF GOODS SOLD                                     94,716      540,541
                                                  -----------  -----------
     Gross profit                                     123,231      303,538
                                                  -----------  -----------

COSTS AND EXPENSES
  Selling                                              86,329      107,806
  General and administrative                        4,413,472    2,740,516
  Bad Debts                                           387,899      495,341
  Impairment expense                                        -       35,000
  Depreciation                                          8,067       50,225
  Taxes                                                14,669            -
                                                  -----------  -----------
                                                    4,910,436    3,428,888
                                                  -----------  -----------
     Operating loss                                (4,787,205)  (3,125,350)

OTHER INCOME (EXPENSE)
  Interest income                                         123          264
  Interest expense                                    (15,115)      (4,730)
                                                  -----------  -----------
                                                      (14,992)      (4,466)
                                                  -----------  -----------
Net loss from continuing operations                (4,802,197)  (3,129,816)

Discontinued Operations:
  Loss from operations of discontinued subsidiary    (205,890)           -
                                                  -----------  -----------
NET LOSS                                           (5,008,087)  (3,129,816)

Preferred stock dividend                              (56,042)    (116,761)
                                                  -----------  -----------
Net loss attributable to common shareholders      $(5,064,129) $(3,246,577)
                                                  ===========  ===========

Basic and diluted net loss per
   share from continuing operations:              $      (.08) $     (7.11)

Basic and diluted net loss per share:                    (.08)       (7.11)

Weighted average common shares outstanding         62,435,502      456,442


         See accompanying summary of accounting policies and notes to financial statements.

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

                                 Preferred Stock     Common Stock
                                 Amount       $     Amount     $
                                --------     --- ----------  -------
BALANCE, December 31, 2002      66,963      $67        40,577 $        41

Preferred stock dividend             -        -             -           -
Issuance of stock for services       -        -       172,465         172
Issuance of stock for debt           -        -        23,611          24
Stock options exercised              -        -       746,500         747
Issuance of preferred stock
to employees                15,935,000   15,935             -           -
Conversion of accrued
dividends                            -        -        98,001          98
Stock option expense                 -        -             -           -
Net loss                             -        -             -           -
                            ----------   ------ -------------  ----------
BALANCE, December 31, 2003  16,001,963   16,002     1,081,154       1,082

Preferred stock dividend             -        -             -           -
Issuance of stock for services       -        -     8,000,000       8,000
Stock options exercised              -        -   367,930,000     367,930
Issuance of preferred stock
  to employees              34,000,000   34,000             -           -
Conversion of preferred stock
  to common stock                 (675)      (1)      336,648         336
Conversion of accrued dividends
  and preferred stock to
  common stock                    (200)       -   253,244,308     253,244
Issuance of common stock
  for 51% of Core                                      10,000          10
Stock option expense                 -        -             -           -
Discount on convertible note         -        -             -           -
Net loss                             -        -             -           -
                            ----------  -------   -----------    --------
BALANCES, December 31, 2004 50,001,088  $50,001   630,602,110    $630,602
                            ==========   ======   ===========    ========


[CONTINUED]

         CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE YEARS ENDED DECEMBER 31, 2003 and 2004

                                                                     Total
                                     Additional                 Stockholders'
                                      Paid-in        Retained      Equity
                                      Capital         Deficit     (Deficit)
                                    -----------   ------------   -----------
BALANCES, December 31, 2002         $11,447,306   $(12,664,286)  $(1,216,872)

Preferred stock dividend                      -       (116,761)     (116,761)
Issuance of stock for services          963,171              -       963,343
Issuance of stock for debt              212,476              -       212,500
Stock options exercised               2,310,526              -     2,311,273
Issuance of preferred
  stock to employees                      8,924              -        24,859
Conversion of accrued
  dividends to common stock             269,080              -       269,178
Stock option expense                    468,695              -       468,695
Net loss                                      -     (3,129,816)   (3,129,816)
                                   ------------   ------------   -----------
BALANCES December 31, 2003           15,680,178    (15,910,863)     (213,601)

Preferred stock dividend                (56,042)             -       (56,042)
Issuance of stock for services            8,000              -        16,000
Stock options exercised               1,784,413              -     2,152,343
Issuance of preferred stock
  to employees                           19,041              -        53,041
Conversion of preferred stock
  to common stock                          (335)             -             -
Conversion of accrued dividends
  and preferred stock to
  common stock                          (98,911)             -       154,333
Issuance of common stock
  for 51% of Core                        26,990              -        27,000
Stock option expense                  1,905,639              -     1,905,639
Discount on convertible note             25,000                       25,000
Net loss                                      -     (5,008,087)   (5,008,087)
                                   ------------   ------------    ----------
BALANCE, December 31, 2004          $19,293,973   $(20,918,950)   $ (944,374)
                                   ============   ============    ==========

         See accompanying summary of accounting policies and notes to financial statements.

          CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                       2004        2003
                                                   ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $(5,008,087) $(3,129,816)
 Less: Net loss from discontinued operations         (205,890)           -
                                                  -----------  -----------
 Net loss from continuing operations               (4,802,197)  (3,129,816)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
    Depreciation                                        8,067       50,224
    Stock issued for services                          69,041      988,202
    Stock option expense                            1,905,639      468,695
    Impairment expense                                      -       35,000
   Bad debt expense                                   387,899      495,341
   Amortized discount on note                           9,589            -

  Changes in:
   Trade accounts receivable                         (288,813)      63,156
         Prepaid expenses                              12,357        2,509
         Other assets                                    (976)           -
         Accounts payable                             227,788      (49,375)
         Accrued liabilities                         (154,413)      40,584
                                                  -----------  -----------
   Net cash used in continuing operations          (2,626,019)  (1,035,480)
   Net cash provided by discontinued operations        88,501            -
                                                  -----------  -----------
 Net cash used in operating activities             (2,537,518)  (1,035,480)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan to a third party                               (2,537)    (495,341)
                                                  -----------  -----------
   Net cash used in continuing operations              (2,537)    (495,341)
   Net cash used in discontinued operations          (221,501)           -
                                                  -----------  -----------
 Net cash used in investing activities               (224,038)    (495,341)
                                                  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                 2,152,343    2,311,273
  Proceeds from notes payable                         150,000            -
  Principal payments on notes payable                 (25,000)     (80,734)
                                                  -----------  -----------
   Net cash provided by continuing operations       2,277,343    2,230,538
   Net cash used in discontinued operations          (127,000)           -
                                                  -----------  -----------
 Net cash provided by financing activities          2,150,343    2,230,538
                                                  -----------  -----------
NET CHANGE IN CASH                                   (611,214)     699,717
CASH AND CASH EQUIVALENTS, beginning of year          751,518       51,801
                                                  -----------  -----------
CASH AND CASH EQUIVALENTS, end of year            $   140,304  $   751,518
                                                  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Payment of interest                             $         -  $     4,730
NON CASH FINANCING ACTIVITIES:
Payment of debt with common stock                 $         -  $   212,500
Conversion of accrued dividends to common stock       154,333      269,178
Issuance of common stock for 51% of Core               27,000            -

See accompanying summary of accounting policies and notes to financial statements.

            CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies Description of the Company


Cybertel Capital Corporation. ("Cybertel") was incorporated in Nevada in June 1996 and began operations in 1997. From January 2004 through early April 2004, Cybertel sold telecommunications services to commercial and individual customers. In April 2004, Cybertel sold its customer base to another company. As part of the purchase agreement, Cybertel receives 20% of the usage charges billed and collected each month from the customer base.

During 2002, Cybertel created the following wholly-owned subsidiaries:
Cybertel Financial International, Cybertel Holdings, Pro Tel Communications, Cybertel Broadband, Inc., and CYTP Holdings. None of these subsidiaries currently have any assets, liabilities, or operations.

On March 5, 2004, Cybertel acquired a 51% ownership interest in Core Energy, LLC ("Core"), a privately held oil & gas company. Core is a small oil and gas producer with operations in Bakersfield, California. Core' primary goal has been to acquire wells that produce ten barrels of oil a day or less. Presently, Core's operations include approximately 150 wells that are candidates for return to production operations and Core has 52 wells in production. The reserves consist of proved producing and proved undeveloped at December 31, 2004. Core presently employs nine people in two states. Its
principal office is located in Bakersfield.     Beginning March 5, 2004, Core
is consolidated with Cybertel; all intercompany amounts have been eliminated. See note 10 for more details.

Basis of presentation. The consolidated financial statements include the accounts of Cybertel and it's subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated balance sheet and revenue and expenses in the consolidated statements of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, Cybertel considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Cybertel recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the services have been performed.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was $8,889 allowance for doubtful accounts as of December 31, 2004.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

Impairment of Long-Lived Assets. Cybertel reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Cybertel assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. For December 31, 2004 and 2003 impairment expense was $0 and $35,000, respectively.

Income taxes. Cybertel recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Cybertel provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Compensation.   Cybertel applies APB No. 25 in accounting for its stock
option plans and, accordingly, no compensation cost has been recognized in Cybertel's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. There were 439,930,000 options granted to employees during 2004.

Cybertel adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                       2004                  2003
                                   ---------------    ---------------
Net loss available to common
shareholders as reported            $(5,064,129)       $(3,246,577)
Add: stock based compensation
   determined under intrinsic
   value-based method                 1,905,639            468,695
Less: stock based compensation
   determined under fair value
   based method                     (12,703,625)        (2,483,737)
                                   ------------      -------------
Pro forma net loss available to
common shareholders                $(15,862,115)     $  (5,261,619)
                                   ============      =============
Basic and diluted net loss
per common share:
As reported                        $       (.08)     $       (7.11)
Pro forma                                  (.25)            (11.53)

The weighted average fair value of the stock options granted during 2004 and 2003 was $.03 and $3.40, respectively. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end,
(3) expected volatility range from 207.48% to 526.18%, and (4) zero expected dividends.

Oil and Gas Property Accounting. Cybertel's subsidiary, Core, uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditure, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the period ending December 31, 2004.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS
No. 123R, only certain pro forma disclosures of fair value were required. SFAS

No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to Cybertel's calculation of the pro forma impact on net income of SFAS 123 included in the note for stock compensation.

Cybertel does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Cybertel's results of operations, financial position or cash flow.


Note 2 Going Concern

As shown in the accompanying financial statements, Cybertel incurred recurring net losses of $5,008,087 and $3,129,816 in 2004 and 2003, respectively, has an accumulated deficit of $20,918,950 and a working capital deficit of $1,994,760 as of December 31, 2004. These conditions raise substantial doubt as to Cybertel's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The consolidated financial statements do not include any adjustments that might be necessary if Cybertel is unable to continue as a going concern.

The continued support of Cybertel creditors, lenders and shareholders is required in order for Cybertel to continue as a going concern. Management's plans to support Cybertel's operations include cutting overhead costs, borrowing additional funds and raising additional capital. Cybertel's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations.


Note 3 Income Taxes

Cybertel uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for
financial and income tax reporting purposes.   During 2004 and 2003, Cybertel
incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $15,600,000 at December 31, 2004, and will expire in the years 2014 through 2024.

At December 31, 2004, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses               $ 5,320,000
Less:  valuation allowance          (5,320,000)
                                   -----------
Net deferred tax asset             $         0
                                   ===========

Note 4 Preferred Stock

In July 2002, Cybertel amended their articles of incorporation to increase authorized Series B preferred stock from 5,000,000 shares to 50,000,000 shares, at a par of $.001 per share. The attributes of each series are as follows:


                                                      Annual
         Total Series     Stated Value       Voting  Dividends  Conversion
           Outstanding                                Rate         Rate

Series A         1,088         $  .001          No     6%          Market
Series B    50,000,000            .001          Yes    None        No

Seniority - Each series is senior to alphabetically subsequent series. Cybertel has 1,088 shares of Series A Cumulative Convertible Preferred Stock outstanding with a liquidation preference of $1,000 per share, $1,088,000 at December 31, 2004. The holder of Series A is entitled to receive dividends in cash or common stock of Cybertel at the annual rate of 6% of the liquidation preference. Series A is convertible to Cybertel common stock at any time, at the option of the holder, at a formula approximating market value. 875 shares were converted in 2004, no shares were converted in 2003.

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

During 2004, Cybertel issued 34,000,000 shares of Series B preferred stock for services. The shares were valued at $53,041. 875 shares of Series A preferred stock and accrued dividends were converted into 253,580,956 shares of common stock.

Note 5 Common Stock

In 2003, Cybertel amended their articles of incorporation to increase authorized common stock from 300,000,000 shares to 2,000,000,000 shares.

On August 20, 2004, Cybertel effected a 1:1,000 reverse split. All shares and per share amounts presented have been restated to reflect the split as if it had occurred on the first day of the first period presented.

During 2004 and 2003, Cybertel issued 8,000,000 and 172,465, respectively, shares of common stock for services. The services were valued at the trading price on date of issuance. Cybertel had $16,000 and $963,343 of non-cash consulting expense included in general and administrative expense in 2004 and 2003, respectively.

During 2004 and 2003, employees' exercised options to acquire 367,930,000 and 746,500 shares, respectively, of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $2,152,343, and $2,311,273, respectively.

In January 2003, Cybertel issued 23,611 shares of common stock for settlement of a note payable totaling $212,500 .

During 2003, holders of Series A preferred stock converted accrued dividends totaling $269,178 into 98,001 shares of common stock based on the market price on date of conversion.

During 2004, holders of Series A preferred stock converted accrued dividends totaling $154,333 and 200 shares of Series A preferred stock into 253,244,308 shares of common stock based on the market price on date of conversion.

In March 2004, Cybertel issued Core 10,000 shares of common stock for 51% of Core. See note 10 for details.


Note 6 Notes Payable

In March 2002, Cybertel borrowed $212,500 from a third party. The note carries interest of 8%. During 2002, Cybertel went into default under the agreement and in 2003 Cybertel entered into a Settlement and Release Agreement with the holder of the note whereby, the holder agreed to settle the note and other claims against Cybertel in exchange for 23,611 shares of Cybertel common stock. The shares were issued during the quarter ended June 30, 2003 resulting in notes payable being reduced by $212,500, common stock being increased by $24 and additional paid in capital being increased by $212,476. In connection with the note, Cybertel issued 200,000 warrants to purchase Cybertel common stock at an exercise price of $.33 per share that expire in March 2007.

On June 24, 2004, Cybertel borrowed $25,000 from a third party. The note carries interest of 12%. The note was due within 180 days or around December 21, 2004. As of December 31, 2004, the note is in default and is carrying
interest at 18%.   Late payment penalties equal 10% of the total payment due.

On August 13, 2004, Cybertel issued a convertible debenture for $100,000 to a third party. The debenture carries interest of 8% due on or before August 13, 2005. In the event of a conversion, the number of shares of common stock to be issued shall be determined by the unpaid principal balance, plus any accrued interest multiplied by 80% of the average of the lowest three closing bid prices in the 20 trading days immediately preceding any such conversion. Under generally accepted accounting principles, Cybertel is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The total debt discount recorded on the sale of these convertible debentures during the year 2004 was $25,000. This debt discount will be amortized over the life of the note. As of December 31, 2004, $9,589 was charged to interest expense. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require Cybertel to expense the unamortized balance of the debt discount in full.


Note 7 Stock Options and Warrants

Options

In 2001, Cybertel created the 2001 Stock Option Plan which provides for the grant of incentive stock options qualifying under the Internal Revenue Code to Cybertel's officers and other employees and the grant of non-qualified options to its directors, employees and consultants. Under the 2001 plan, the total number of shares of common stock that may be granted is 2,870,000. The options have an exercise price of $.32 to $5.00 per share and vest immediately. The maximum term of the options is ten years. At December 31, 2004, 2,847,000 options were still outstanding under the 2001 option plan.

In 2004 and 2003, Cybertel created various Employee and Non-Employee Directors and Consultants Retainer Stock Plans allowing employees and non-employees to receive certain options to purchase common stock. The plans are administered by Cybertel's Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Under these plans, the total number of shares of common stock that was designated by the Board of Directors totaled 439,930,000 and 726,500,000 during 2004 and 2003, respectively. All of these options were issued to employees and have an exercise price of 75% to 90% of the market price on date of exercise. The maximum term of the options is ten years.

As of December 31, 2004 and 2003, all but 72,000,000 and of the options issued had been exercised by the employees' on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $2,152,343.

Summary information regarding options is as follows:
                                                      Weighted
                                                       Average
                                                      Exercise
                                            Options      Price
                                  -----------------  ------------
Outstanding at December 31, 2002             22,847 $     3.00

Year ended December 31, 2003:
  Granted                                   726,500       3.00
  Exercised                                (746,500)     (3.00)
                                 ------------------  ------------
Outstanding at December 31, 2003              2,847       3.00

Year ended December 31, 2004:
  Granted                               439,930,000       0.02
  Exercised                            (367,932,847)     (0.03)
                                 ------------------ ------------

Outstanding at December 31, 2004         72,000,000 $    0.003
                                        ===========    =======

Options outstanding and exercisable as of December 31, 2004:

                                - - Outstanding - -   Exercisable
                                Number     Remaining  Number
       Exercise Price           of Shares     life    of Shares
       --------------      -------------------------  -----------
         $0.003                72,000,000   10 years   72,000,000

Warrants

In March 2002 (see note 6 for details), Cybertel issued 200,000 warrants to purchase Cybertel common stock at an exercise price of $.33 per share that
expire in March 2007.  The warrants vested immediately.   At December 31,
2004, these are the only warrants outstanding.


Note 8 Commitments and Contingencies

Purchase Commitments

Cybertel was obligated to pay $1,200,000 in 2002 and is obligated to pay $2,150,000 over the next two years in minimum services to a major carrier. Cybertel purchased approximately $0 and $0 in 2004 and 2003, respectively from this carrier. Cybertel is not currently paying anything under this agreement and has not purchased any services since mid-2002. The carrier has not requested Cybertel pay the minimum service obligations under this agreement the last three years.

Facility Leases

Cybertel leases office space under month-to-month operating lease agreement. Rent expense totaled approximately $56,841 and $56,004 for the years ended December 31, 2004 and 2003, respectively.

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


Note 9 Related Party Transactions

During 2003, Cybertel invested cash in the Giving Card (a charitable giving program). Cybertel spent a total $272,164 developing the program. At December 31, 2003, Cybertel wrote-off the entire balance in the accompanying statement of operations. Subsequently, a privately held corporation, The Giving Card, Inc. was incorporated in which Cybertel's CFO and CEO is also CFO and CEO to investigate sources of additional funding to complete the Giving Card's software and marketing development. If an acceptable funding alternative is found Cybertel will be compensated for its investment.

During 2003, Cybertel loaned cash to Bigvault Storage Technologies, Inc., a privately held corporation in the business of on-line data storage. The advances totaled $165,100 as of December 31, 2003 and were initially recorded as receivables by Cybertel. During 2004, Cybertel loaned additional cash to Bigvault Storage Technologies, Inc. in the amount of $391,700 and were initially recorded as receivables by Cybertel. Management determined the amounts were potentially uncollectible and has recorded bad debt expense totaling $391,700 and $165,100 in 2004 and 2003, respectively, in the accompanying statements of operations. Cybertel will pursue collection of the loans. In addition Cybertel has acquired a minority investment in Big Vault, Inc. Big Vault, Inc. is a licensee of Bigvault Storage Technologies, Inc.'s technology. Cybertel's CEO and CFO are also CEO and CFO of Big Vault, Inc. until December 15, 2004 when they resigned.


Note 10 Acquisition and Disposition of Core

Acquisition

On March 5, 2004, Cybertel acquired a 51% ownership interest in Core Energy, LLC, a privately held oil & gas company for 10,000 shares of Cybertel's common stock valued at the then trading price of $27,000. Cybertel agreed to fund Core up to $300,000, and paid $100,000 of that at closing. In the event of a public offering by Core or a merger or acquisition by Core with a publicly-traded company, the other Core members will have the right to re-acquire additional membership interests such that they collectively have a 75% membership interest in Core. In such an event, the purchase price will be $384.62 for each 1% interest so re-acquired. However, in no event is Cybertel's interest in Core to fall below 25%.

Cybertel acquired Core because Core provided Cybertel with an opportunity to get into the oil and gas industry. Core is a Nevada Limited Liability Company organized in November 2002 whose main business is the exploration, drilling, and transportation of oil and gas products in California and in Kansas.

The results of operations for Core from March 5, 2004 through December 31, 2004 are included in the Statement of Operations and the Statement of Cash Flows as a discontinued operation.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

         Current assets                         $    175,939
         Oil and gas properties                    1,498,501
                                                ------------
         Total assets acquired                     1,674,440
                                                ------------
         Accounts payable and accrued expenses       190,620
         Notes payable                             1,456,820
                                                ------------
         Total liabilities assumed                 1,647,440
                                                ------------
         Net assets acquired                    $     27,000
                                                ============

The following shows the pro forma results of operations as though the purchase of Core had been completed as of January 1, 2003:
                                             2004         2003
                                      --------------  --------------
        Revenue                           $1,373,865   $1,681,134
        Net loss                          (5,011,534)  (3,341,207)
        Net loss per share                     (0.08)       (0.01)

Disposition

On April 12, 2005, Cybertel agreed to settle a dispute with Core that was effective as of March 31, 2005. Under the agreement, Cybertel agreed to release any membership interest and/or other equity interest in Core in exchange for the return of the 10,000 shares of common stock given to Core and Core's agreement to repay $190,000 of the loans Cybertel had made to Core.

The net book value of the assets and related liabilities held for sale comprised the following as of December 31, 2004:

                    Cash                                 $       103,927
                    Accounts receivable                          127,466
                                                         ---------------
                    Current assets held for sale         $       231,393
                                                         ===============

                    Oil & gas properties                 $     1,412,991
                                                         ---------------
                    Long term assets held for sale       $     1,412,991
                                                         ===============

                    Accounts payable                     $       119,257
                    Accrued expenses                             214,195
                    Current-portion of notes payable             859,821
                                                         ---------------
                    Current liabilities held for sale    $     1,193,273
                                                         ===============

                    Long term portion of notes payable   $       370,000
                                                         ---------------
                    Long term liabilities assets held for
                    sale                                 $       370,000
                                                         ===============

Revenues less direct costs were $205,890 for 2004. This information has been classified as discontinued operations in the consolidated statements of operations.


Note 11 Subsequent Events

During the first quarter of 2005, holders of Series A preferred stock converted 213 shares of Series A Convertible Preferred Stock into 480,000,000 shares of common stock, using the market price on the date of conversion.

During early January, employee's exercised options to acquire 72,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $69,463.

On April 12, 2005, Cybertel entered into a Settlement Agreement with Core that was effective as of March 31, 2005. See note 10 for details.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None.

Item 8(a).  Controls and Procedures.
------------------------------------

          As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

          As a result of the Company's inability to prepare its accounting records on a timely basis the Company's Annual Report on Form 10KSB, which was originally due March 31, 2005 and extended to April 15, 2005, is being filed late.

Item 8(b).  Other Information.
------------------------------

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


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Richard D.            CEO             6/96            *
Mangiarelli           Director        6/96            *
                      President       6/96          5/04

John E. Jordan        Director        6/96            *

Bruce G. Caldwell     Director        1/01            *

Paul Ferandell        Director        1/01            *

Richard F. Schmidt    Director        1/01            *
                      CFO             1/01            *
                      President       5/04            *
Joost H.
van Adelsberg, Jr.    Director        5/04            *


          * These persons presently serve in the capacities indicated.


Business Experience.
--------------------

         Richard D. Mangiarelli, Chief Executive Officer, and Director. Mr. Mangiarelli is 62 years old. In 1985, he founded USA Energy Corporation, a licensed general and electrical contractor dedicated to energy conservation contracting. He was the Chief Operating Officer of Fulham Company, an electronic ballast manufacturer, from 1993 to 1995. Mr. Mangiarelli holds a BA degree from the University of Connecticut and an MBA degree from Pepperdine University. He is a licensed general contractor and licensed electrical contractor and is retired from the United States Marine Corps at the rank of Colonel.

          John E. Jordan, Director. Mr. Jordan is 66 years of age. In 1959, he founded the Jordan Companies, a group of privately held, diversified companies engaged in energy related engineering, manufacturing and marketing activities, defense and aerospace consulting and international negotiations and representation. He has served as chief executive officer and president of these companies for over 20 years. Mr. Jordan is a graduate of Stanford University, the Marine Corps Command and Staff College, the National Defense University-Industrial College of the Armed Force program, the Naval War College, and served as an Officer in both the U.S. Air Force and the Marine Corps.

          Bruce G. Caldwell, Ed.D., Director. Dr. Caldwell is 62 years of age. He is the owner of CeramixGolf.com, a golf club manufacturing firm in Carlsbad, California. After retiring from a career in education that spanned 25 years, Dr. Caldwell became the Vice President of national sales for Public Storage Incorporated and was a Registered Principal with P.S. Securities. He retired from that career after 10 years of service. He was also a partner in the ownership of Conroy's Flowers, a national flower franchise company. He sold his interest in Conroy's Flowers and became the Vice President of Development for Pixel Inc., a digital multi-media production firm.

          Paul Ferandell, Director. Mr. Ferandell is 59 years of age. He founded Ferandell Tennis Courts, Inc. in 1975 and has five offices located throughout California that service the building, resurfacing and maintenance of commercial and residential tennis courts throughout the State of California.

          Richard F. Schmidt, Director, President and Chief Financial Officer. Mr. Schmidt, age 41, has an extensive background in corporate finance, with over 15 years of direct financial and tax management experience. Mr. Schmidt is currently Cybertel's Chief Financial Officer and President. He is responsible for all aspects of treasury management, public reporting and investor relations.

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

          Joost H. van Adelsberg, Jr. Mr. van Adelsberg, age 46, is a Certified Public Accountant with over 20 years' experience in helping to design and implement domestic and international tax, accounting and business solutions for multi-national companies and individuals. His professional experience includes over 15 years of Big Five accounting with PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand, LLP), Kenneth Leventhal & Company and, currently, his own practice. Mr. van Adelsberg's background includes an emphasis in real estate and tax. He also has extensive experience working with various bankruptcy trustees and receivers. Mr. van Adelsberg is a member of the AICPA and the California Society of CPA's.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         Richard D. Mangiarelli and John E. Jordan each filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on September 9, 1999. Bruce Caldwell filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on April 20, 2004, and a Form 5 Annual Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on April 21, 2004. Richard Mangiarelli filed a Form 5 Annual Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on April 30, 2004. Paul Ferandell filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on May 14, 2004, and a Form 5 Annual Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on May 14, 2004. Joost
H. Van Adelsberg, Jr. still needs to file a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission and will do so as soon as practical. In addition, the Company has adopted an Insider Trading Policy which requires semi-annual reminders to such persons of their duty to file Section 16(a) reports in a timely manner.

Code of Ethics.
---------------

         The Company adopted a Code of Ethics and it was attached to our Annual Report on Form 10KSB for 2003. See Item 13, Part III of this Report.

Audit Committee.
----------------

         Audit Committee Report. Cybertel has a standing audit committee consisting of Messrs. Jordan, Caldwell and van Adelsberg. The audit committee operates under a written charter that has been adopted by the Board of Directors.

         The audit committee evaluates the performance of our auditors, manages the Company's relationship with the auditors, and evaluates policies and procedures relating to internal control systems. In 2004, the audit committee reviewed and discussed the Company's audited financial statements with management. The audit committee has discussed with the Company's independent auditors the matters required to be discussed by SAS 61. It has also received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), and has discussed with the independent accountant the independent accountant's independence. Based on these reviews and discussions, the audit committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 2004, for filing with the Securities and Exchange Commission.

February 26, 2005
Submitted by the Audit Committee.

John Jordan
Bruce G. Caldwell
Joost H. van Adelsberg, Jr.

         The Company does not have a standing nominating committee or a charter with respect to the process for nominations to our Board of Directors. Currently, members of the Company's Board submit nominees for election thereto to the entire Board for its consideration.

         The Company's Bylaws do not contain any provision addressing the process by which a stockholder may nominate an individual to stand for election to the Board of Directors, and the Company does not have any formal policy concerning stockholder recommendations to the Board of Directors. To date, we have not received any recommendations from stockholders requesting that the Board consider a candidate for inclusion among the slate of nominees in our proxy statement. However, the absence of such a policy does not mean that the Board of Directors would not consider any such recommendation, had one been received. The Board would consider any candidate proposed in good faith by a stockholder. To do so, a stockholder should send the candidate's name, credentials, contact information, and his or her consent to be considered as a candidate to the Company's Chief Financial Officer, Richard F. Schmidt. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

         In evaluating director nominees, the Board considers the following factors:

     the appropriate size of our Board of Directors;

     our needs with respect to the particular talents and experience of our directors;

     the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

     familiarity with our industry;

     experience with accounting rules and practices;

     and the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

         Our goal is to assemble a Board of Directors that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

        Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board of Directors may also consider such other factors as it may believe are in the best interests of the Company and its stockholders. The Board does, however, believe it appropriate for at least one, and, preferably, several, members of the Board to meet the criteria for an "audit committee financial expert" as defined by Securities and Exchange Commission rules. The Company also believes it appropriate for certain key members of the Company's management to participate as members of the Board.

         The Board of Directors identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company's business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board of Directors are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, the Company has not engaged third parties to identify or evaluate or assist in identifying potential nominees, although the Company reserves the right in the future to retain a third party search firm, if necessary.

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

                           Long Term Compensation

                    Annual Compensation   Awards       Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)        (h)    (i)

                                              Secur-
                                              ities             All
Name and   Year or               Other  Rest- Under-     LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying      Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options    outs  ensat'n
-----------------------------------------------------------------

Richard D.
Mangiarelli  12/31/02  57,692 -0-   -0- 130,000(1)   -0-      -0-  -0-
CEO,         12/31/03 180,000 12,500-0- 120,000(1)   -0-      -0-  -0-
and Director 12/31/04 125,000 -0-   -0- 120,000(1)   -0-      -0-  -0-

Richard F.
Schmidt      12/31/02  56,673 -0-   -0- 130,000(1)   -0-      -0-  -0-
Director     12/31/03 125,000 12,500-0- 120,000(1)   -0-      -0-  -0-
CFO and      12/31/04 125,000 23,076-0- 120,000(1)   -0-      -0-  -0-
President

John E.      12/31/02  -0-    -0-   -0- 130,000(1)   -0-      -0-  -0-
Jordan       12/31/03  -0-    -0-   -0- 120,000(1)   -0-      -0-  -0-
Director     12/31/04  -0-    -0-   -0- 120,000(1)   -0-      -0-  -0-

Bruce G.     12/31/02  -0-    -0-   -0- 130,000(1)   -0-      -0-  -0-
Caldwell     12/31/03  -0-    -0-   -0- 120,000(1)   -0-      -0-  -0-
Director     12/31/04  -0-    -0-   -0- 120,000(1)   -0-      -0-  -0-

Paul         12/31/02  -0-    -0-   -0- 130,000(1)   -0-      -0-  -0-
Ferandell    12/31/03  -0-    -0-   -0- 120,000(1)   -0-      -0-  -0-
Director     12/31/04  -0-    -0-   -0- 120,000(1)   -0-      -0-  -0-

Joost H.     12/31/03  -0-    -0-   -0-    -0-       -0-      -0-  -0-
van Adelsberg12/31/04  -0-    -0-   -0-  70,000(1)   -0-      -0-  -0-
Jr, Director

          (1) See the Caption "Compensation of Directors," below.

          For further information regarding these stock options, see the Table in Note 7 of our Consolidated Financial Statements that accompany this Annual Report.

          In addition to the foregoing, the Company has issued an aggregate of 50,000,000 shares of its Series B Super Voting Preferred Stock to its directors and executive officers, as follows:

             Stockholder                    No. of shares
             -----------                    -------------
             Richard D. Mangiarelli           23,052,0317

             Richard F. Schmidt               15,261,537

             John E. Jordan                    3,895,382

             Bruce G. Caldwell                 3,895,382

             Paul Ferandell, Jr.               3,895,382

          These shares were not issued in consideration of services rendered or for any other specific consideration, but were issued to ensure that its current executive officers and directors maintain voting control of the Company.

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

                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class(1)
----------------     ------------------           --------
Richard D. Mangiarelli (2)      306  Common          (8)
2820 La Mirada Drive, #H 23,052,317  Preferred(7)    46%
Vista, California
92083

John E. Jordan(3)               250  Common          (8)
2820 La Mirada Drive, #H  3,895,382  Preferred(7)     8%
Vista, California
92083

Bruce G. Caldwell, Ed.D(4)      250  Common          (8)
2820 La Mirada Drive, #H  3,895,382  Preferred(7)     8%
Vista, California
92083

Paul Ferandell, Jr.(5)          514  Common          (8)
2820 La Mirada Drive, #H  3,895,382  Preferred(7)     8%
Vista, California
92083

Richard F. Schmidt(6)           350  Common          (8)
2820 La Mirada Drive, #H 15,261,537  Preferred(7)    30%
Vista, California
92082

Joost H. van Adelsberg, Jr.    -0-                    0%
2820 La Mirada Drive, #H       -0-                    0%
Vista, California
92082


          (1) These figures do not take into account any shares of common stock issuable upon conversion of our 6% Convertible Series A Preferred Stock or the exercise of any warrants. They do take into account 650 shares that were authorized but not yet issued, 130 to each of our directors in 2002. They also take into account 10 shares per month per director from the period January 2003 through December 2003.

          (2) The 6M Family Trust, which is controlled by Mr. Mangiarelli's family holds 56 of these shares. 130 shares Mr.
              Mangiarelli earned, as a director, in 2002, but has not yet been issued and 120 shares earned but not issued in January 2003 through December 2003.

          (3) Mr. Jordan has earned, as a director, 130 shares in 2002 and 120 shares from January 2003 through December 2003. These shares have not been issued as of the date of this Annual Report.

          (4) Mr. Caldwell has earned, as a director, 130 shares in 2002 and 120 shares from January 2003 through December 2003.
              These shares have not been issued as of the date of this Annual Report.

          (5) These shares include 264 shares that are owned jointly with Mr. Ferandell's wife. Mr. Ferandell has earned, as a director, 130 shares in 2002 and 120 shares from January 2003 through December 2003. These shares have not been issued as of the date of this Annual Report.

          (6) Mr. Schmidt has earned, as a director, 130 shares in 2002 and 120 shares from January 2003 through December 2003.
              These shares have not been issued as of the date of this Annual Report.

          (7) All Preferred shares are Series B.

          (8) Represents less than 1% of the outstanding common shares.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, during the calendar year ended December 31, 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Cybertel has no parents.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K dated March 5, 2004, as amended and filed March 19, 2004, May 19, 2004 and May 10, 2005.

Exhibits
--------

Exhibit
Number               Description
------               -----------

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

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, filed March 31, 2000.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed April 2, 2001.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed April 12, 2002.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, filed March 28, 2003.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, as amended, filed March 30, 2004 and April 29, 2004.

     S-8 Registration Statement filed April 11, 2003.

     S-8 Registration Statement filed June 11, 2003.

     S-8 Registration Statement filed July 3, 2003.

     S-8 Registration Statement filed September 2, 2003.

     S-8 Registration Statement filed January 14, 2004.

     S-8 Registration Statement filed June 1, 2004.

     S-8 Registration Statement filed July 23, 2004.

     Definitive Information Statement filed April 29, 2004.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Cybertel by its principal accountants during the calendar years ended December 31, 2004, and December 31, 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $47,870       $22,750

     Audit-related fees                $     0       $     0

     Tax fees                          $     0       $     0

     All other fees                    $     0       $ 1,000
                                       -------       -------
     Total fees                        $47,870       $23,750


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


                                       CYBERTEL COMMUNICATIONS CORP.



Date: 6/2/2005                          /s/ Richard D. Mangiarelli
      --------------                    ---------------------------
                                        Richard D. Mangiarelli
                                        CEO and Director



     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.


                                       CYBERTEL COMMUNICATION CORP.



Date: 6/2/2005                         /s/ Richard D. Mangiarelli
     ---------------                   ---------------------------
                                       Richard D. Mangiarelli
                                       CEO and Director


Date: 6/2/2005                         /s/ John E. Jordan
     ---------------                   -------------------
                                       John E. Jordan
                                       Director


Date: 6/2/2005                         /s/ Richard F. Schmidt
     ---------------                   -----------------------
                                       Richard F. Schmidt
                                       Chief Financial Officer, President and
                                       Director