Form 10QSB
period 2005-03-31
CYBERTEL CAPITAL CORP
filed 2005-06-23
CIK 1036148

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from to

                 Commission File No. 000-26913

                     CYBERTEL CAPTIAL CORP.

(Exact name of Small Business Issuer as specified in its Charter)


        NEVADA                                        86-0862532
        ------                                        ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                      9444 Waples St., Ste 290
                     San Diego, California 92121
                       -----------------------
              (Address of Principal Executive Offices)


           Issuer's Telephone Number: (858) 646-7410

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                          2,692,592,493
                          June 20, 2005

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

                  CYBERTEL CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEET
                         March 31, 2005
                           (Unaudited)



          ASSETS
Current Assets
  Cash                                                         $   116,810
  Accounts receivable, net of allowance for doubtful
     accounts of $8,889                                              4,031
  Prepaid expenses                                                  13,843
  Notes Receivable                                                   2,537
                                                               -----------
     Total Current Assets                                          137,220

Fixed Assets, net of $57,745 accumulated depreciation                  969

Other                                                                5,087
                                                               -----------
Total assets                                                   $   143,276
                                                               ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                                  599,094
 Other Current Liabilities                                         470,303
                                                               -----------
     Total Current Liabilities                                   1,069,397

Notes Payable                                                      115,753
                                                               -----------
    Total Liabilities                                            1,185,150
                                                               -----------
Commitments and contingencies                                            -

Stockholders' deficit:
  Series A convertible preferred stock, $.001 par;                       1
    5,000 shares authorized; 460 shares
    issued and outstanding
  Series B voting preferred stock, $.001 par; 50,000,000 shares
    authorized; 50,000,000 shares issued and outstanding            50,000
  Common stock, $.001 par value, 10,000,000,000 shares
    authorized, 2,102,592,110 shares issued and outstanding      2,102,592
  Additional paid in capital                                    18,420,841
  Accumulated Deficit                                          (21,615,308)
                                                               -----------
     Total Stockholders' Deficit                                (1,41,874)
                                                               -----------
Total Liabilities and Stockholders' Deficit                    $   143,276
                                                               ===========

                    CYBERTEL CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended March 31, 2005 and 2004
                          (Unaudited)

                                                    2005          2004
                                                 -----------  -----------
REVENUES:                                         $   18,220  $   132,316
COST OF GOODS SOLD                                    27,626       89,556
                                                  ----------  -----------
      Gross Profit (loss)                             (9,406)      42,760

EXPENSES:
  General, administrative and selling                541,814      772,921
  Bad debt expense                                    10,000      178,000
  Bad debt recovery                                        -      (50,000)
                                                 -----------  -----------
Total expenses                                       551,814      900,921
                                                 -----------  -----------
    Operating loss                                  (561,220)    (858,161)

OTHER INCOME (EXPENSE):
  Other Income                                         5,992           -
  Interest Expense                                   (12,018)          -
                                                 -----------
Total Other Expense                                   (6,026)          -
                                                 -----------  -----------
Net loss from continuing operations                 (567,246)    (858,161)

Discontinued operations:
  Loss from discontinued operations                 (112,617)     (36,602)
  Loss on discontinued operations                    (16,494)           -
                                                 -----------  -----------
NET LOSS                                            (696,357)    (894,763)

  Preferred stock dividends                           (8,409)     (16,865)
                                                 -----------  -----------
    Net loss attributable to common shareholders  $ (704,766) $  (911,628)
                                                 ===========  ===========
Basic and diluted net loss per share
  From continuing operations                     $     (0.00) $     (0.55)

Basic and diluted net loss per share             $     (0.00) $     (0.59)
                                                 ===========  ===========
Weighted average shares outstanding            1,333 190 999    1,547,584
                                                 ===========  ===========

                  CYBERTEL CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 2005 and 2004
                          (Unaudited)

                                                       2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES               ----------- -----------
  Net loss                                         $  (696,357) $ (894,763)
  Less: Net loss from discontinued operations         (129,111)    (36,602)
                                                    ---------- -----------
                                                      (567,246)   (858,161)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                         1,339       3,292
    Stock issued for services                            3,000           -
    Stock option expense                                81,937     160,000
    Bad debt expense                                    10,000
    Amortization of discount on note                     6,164
  Changes in assets and liabilities:
    Accounts receivable                                (10,189)      2,693
    Prepaid Expenses                                   (11,072)          -
    Other Assets                                             -      (4,117)
    Accounts payable and accrued expenses               (5,058)   (114,281)
                                                   ----------- -----------
Net cash used in continuing operations                (481,009)   (810,574)
Net cash used in discontinued operations               (35,000)    (54,999)
                                                   ----------- -----------
Net cash used in operating activities                 (516,009)   (865,573)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options       532,515     557,876
                                                   ----------- -----------
Net cash provided by continuing operations             532,515     557,876
Net cash used in discontinued operations               (40,000)   (110,000)
                                                   ----------- -----------
Net cash provided by financing activities              492,515     447,876
                                                   ----------- -----------
NET CHANGE IN CASH                                    ( 23,494)   (417,697)
Cash, beginning of period                              140,304     751,518
                                                   ----------- -----------
Cash, end of period                                $   116,810 $   333,821
                                                   =========== ===========

Cash paid for interest and taxes                   $     3,101 $    15,728

NON CASH FINANCING ACTIVITIES:
  Conversion of accrued dividends to common stock  $           $    72,620
                                                   =========== ===========
  Issuance of common stock; acquisition of Core
   Energy, LLC                                     $         - $    27,000
                                                   =========== ===========

                  CYBERTEL CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel
Capital Corporation ("Cybertel") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

OIL & GAS ACCOUNTING POLICIES

On March 5, 2004, Cybertel acquired a 51% ownership interest in Core Energy, LLC ("Core"), a privately held oil & gas company. Core is a small oil and gas producer with operations in Bakersfield, California. Core's operations include 52 wells in production. On April 12, 2005 Cybertel disposed of its ownership in Core. (See note 4 for more details.)

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditure, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three-month period ending March 31, 2005.

                 CYBERTEL CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS

STOCK BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Cybertel granted 990,000,000 options to purchase common stock to employees in the three months ending March 31, 2005. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Cybertel recorded compensation expense of $81,397 under the intrinsic value method during the three months ended March 31, 2005.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                         Three Months Ended
                                               March 31,
                                           2005         2004
Net   loss available to common
      stockholders, as reported       $  (696,357)  $(911,628)
Add:  stock based compensation
      determined under intrinsic value
      Based method                         81,937
Less: stock based compensation
      determined under fair value
      based method                      (546,247)   (704,000)
                                      -----------   --------
Pro forma net loss available
    to common shareholders            $(1,160,667) $(1,615,628)
                                      ===========   =========
Basic and diluted net loss per share
     As reported                      $     (0.00)  $   (0.55)
     Pro forma                        $     (0.00)  $   (1.04)
                                      ===========   =========


NOTE 2 NOTE PAYABLE

One June 24, 2004, Cybertel borrowed $25,000 from a third party. The note carries interest of 12%. The note was due within 180 days or around December 21, 2004. As of March 31, 2005, the note is in default and is carrying interest at 18%. Late payment penalties equal 10% of the total payment due.

On August 13, 2004, Cybertel issued a convertible debenture for $100,000 to a third party. The debenture carries interest of 8% due on or before August 31, 2005. In the event of conversion the number of shares of common stock to be issued shall be determined by dividing (i) the unpaid principal balance, plus any accrued interest by (ii) eight percent (80%) of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding any such conversion. Under generally accepted accounting principles, Cybertel is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The total debt discount recorded on the sale of these convertible debentures during the year 2004 was $25,000. This debt discount is being amortized over the life of the note. During the quarter ending March 31, 2005, $6,164 was charged to interest expense. In the event the investors convert the debentures prior to maturity of the agreements, generally accepted accounting principles require Cybertel to expense the un amortized balance of the debt discount in full.

NOTE 3 COMMON STOCK

During the quarter ended March 31, 2005, employees exercised options to acquire 990,000,000 of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $532,515.

During the quarter ended March 31, 2005, holders of Series A preferred stock converted 220 shares of Series A Convertible Preferred Stock into 480,000,000 shares of common stock, using the market price on the date of conversion.

NOTE 4 ACQUISITION AND DISPOSITION OF CORE

Acquisition

On March 5, 2004 Cybertel acquired a 51% ownership interest in Core Energy, LLC, a privately held oil & gas company for 10,000 shares of Cybertel's common stock valued at the then trading price of $27,000. Cybertel agreed to fund up to $300,000 and paid $100,000 of that at closing.

The results of operations for Core from March 5, 2004 through March 31, 2005 are included in the Statement of Operations and the Statement of Cash Flows as a discontinued operation.

Disposition

On April 12, 2005 Cybertel agreed to settle a dispute with Core that was effective as of March 31, 2005. Under the agreement, Cybertel agreed to release any membership interest and/or other interest in Core in exchange for the return of the 10,000 shares of common stock given to Core and Core's agreement to repay $190,000 of the loans Cybertel had made to Core.

Revenues less direct costs were $112,617 for the quarter. This information has been classified as discontinued operations in the consolidated statements of operations.

NOTE 5 SUBSEQUENT EVENTS

In April 2005, employees' exercised options to acquire 585,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $144,279.

In June 2005, 50,000,000 outstanding Series B Preferred shares were purchased by Albert Gomez. The purchase of these shares represents a change in control of The Company. The existing Board of Directors resigned except for Richard Mangiarelli. Rubuen Gomez, Albert Gomez and Andrew Mercer were appointed to the Board of Directors. Albert Gomez was appointed President. Richard Mangiarelli resigned as Chief Executive Officer and is not Chief Operating Officer.

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

Item 5. Other Information.

On March 5, 2004, the Company acquired a 51% ownership interest in Core Energy, LLC, a privately held oil & gas company, in exchange for 10,000,000 "unregistered" and "restricted" shares of the Company's common stock. The Company further agreed to fund Core up to $300,000, and paid $100,000 of that at closing. For more information on this acquisition and its termination, see the Current Report on Form 8-K dated March 5, 2004 and the Current Report on Form 8-KA dated March 5, 2004, respectively filed with the Securities and Exchange Commission on March 19, 2004, and May 10, 2005. See Part II, Item 6 of this Report.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

31.1 Certification of Richard D. Mangiarelli

31.2 Certification of Richard Schmidt

32   302 Certification

(b) Reports on Form 8-K.

8-K Current Report filed with the Securities and Exchange Commission on May 10, 2005, regarding the termination of the material definitive agreement regarding the acquisition of Core Energy, LLC.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CYBERTEL CAPITAL CORPORATION



Date: 6-23-05                        /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director


Date: 6-23-05                        /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer and Director


Date: 6-23-05                        /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director