Form 10QSB
period 2005-06-30
CYBERTEL CAPITAL CORP
filed 2005-08-12
CIK 1036148

U. S. Securities and Exchange Commission
                    Washington, D. C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005

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

                          2,782,592,110
                          June 30, 2005

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

                 CYBERTEL CAPITAL CORPORATION
                         BALANCE SHEET
                         June 30, 2005
                          (Unaudited)


     ASSETS

Current Assets
  Cash                                                         $     7,194
  Accounts receivable, net of allowance for doubtful
     accounts of $8,889                                              3,915
  Prepaid expenses                                                  14,985
  Notes receivable                                                   2,537
                                                               -----------
     Total Current Assets                                           28,631

  Fixed assets, net of $58,631 accumulated depreciation                 92

  Deposit                                                            5,087
                                                               -----------
     Total Assets                                              $    33,810
                                                               ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                              $   390,605
 Other current liabilities                                         501,649
 Note payable                                                       50,000
                                                               -----------
     Total Current Liabilities                                     942,254
                                                               -----------
Commitments and contingencies                                            -

Stockholders' Deficit:
  Series A convertible preferred stock, $.001 par;                       -
    5,000 shares authorized; 460 shares
    issued and outstanding
  Series B voting preferred stock, $.001 par; 50,000,000 shares
    authorized; 50,000,000 shares issued and outstanding            50,000
  Common stock, $.001 par value, 10,000,000,000 shares
    authorized, 2,782,792,110 shares issued and outstanding      2,782,591
  Additional paid-in capital                                    18,076,442
  Accumulated deficit                                          (21,817,477)
                                                               -----------
     Total Stockholders' Deficit                                  (908,444)
                                                               -----------
Total Liabilities and Stockholders' Deficit                    $    33,810
                                                               ===========

                 CYBERTEL CAPITAL CORPORATION
                   STATEMENTS OF OPERATIONS
       Three and Six Months Ended June 30, 2005 and 2004
                          (Unaudited)

                                    Three Months          Six Months
                                2005        2004       2005          2004
                            ----------- ----------- -----------  -----------
REVENUES:                   $   17,528  $    49,277 $    35,748  $   181,593
COST OF GOODS SOLD                 250        4,825      27,876       94,382
                            ----------  ----------- -----------  -----------
      Gross Profit              17,278       44,452       7,872       87,211

EXPENSES:
  General, administrative
    and selling                542,015      795,623   1,083,829    1,568,038
  Bad debt expense                   -      199,250      10,000      377,250
  Bad debt recovery                  -            -           -      (50,000)
                           -----------  ----------- -----------  -----------
Total expenses                 542,015      994,873   1,093,829    1,895,288
                           -----------  ----------- -----------  -----------
    Operating loss            (524,737)    (950,421) (1,085,957)  (1,808,077)

OTHER INCOME (EXPENSE):
  Other income                   2,460            -       8,452            -
  Interest expense             (10,580)      (2,001)    (22,598)      (2,509)
  Forgiveness of debt          330,686            -     330,686            -
                           -----------  ----------- -----------   ----------
Total other income(expense)    322,566       (2,001)    316,540       (2,509)
                           -----------  ----------- -----------   ----------
Net loss from continuing
operations                    (202,171)    (952,422)   (769,417)  (1,810,586)

Discontinued operations:
  Loss from discontinued
     operations                      -     (159,865)   (112,617)    (196,465)
  Loss on disposal of
     discontinued operations         -            -     (16,494)           -
                           -----------  ----------- -----------   ----------
NET LOSS                      (202,171)  (1,112,287)   (898,528)  (2,007,051)
  Preferred stock dividends     (6,881)     (13,654)    (15,290)     (30,519)
                           -----------  ----------- -----------   ----------
    Net loss attributable to
    common shareholders    $  (209,052) $(1,125,941)$  (913,818) $(2,037,570)
                           ===========  =========== ===========  ===========
Basic and diluted net loss
  per share from continuing
  operations               $     (0.00) $     (0.00)$     (0.00) $     (0.00)

Basic and diluted net loss
  per share from discontinued
  operations                     (0.00)       (0.00)      (0.00)       (0.00)

Basic and diluted net loss per
  share                          (0.00)       (0.00)      (0.00)       (0.00)

Weighted average shares
outstanding           2,554,570,132 2,042,132,670 1,947,254,541 1,796,287,015

                 CYBERTEL CAPITAL CORPORATION
                   STATEMENTS OF CASH FLOWS
            Six Months Ended June 30, 2005 and 2004
                          (Unaudited)


                                                        2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES                 ---------- -----------

  Net loss                                         $  (898,528)$(2,007,051)
  Less: Net loss from discontinued operations         (129,111)   (196,465)
                                                    ---------- -----------
                                                      (769,417) (1,810,586)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                         2,215       5,388
    Stock issued for services                            3,000      53,041
    Stock option expense                               287,356     256,873
    Bad debt expense                                    10,000     377,250
    Amortization of discount on note                    15,411           -
    Forgiveness of debt                               (330,686)          -
  Changes in assets and liabilities:
    Accounts receivable                                (10,074)     79,949
    Prepaid expenses                                   (12,214)          -
    Other assets                                             -       3,385
    Accounts payable and accrued expenses               44,505    (146,781)
                                                   ----------- -----------
Net cash used in continuing operations                (759,904) (1,181,481)
Net cash used in discontinued operations               (35,000)   (311,739)
                                                   ----------- -----------
Net cash used in operating activities                 (794,904) (1,493,220)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Loan to third party                                    (75,000)          -
                                                   ----------- -----------
Net cash used in continuing operations                 (75,000)          -
                                                   ----------- -----------
Net cash used in investing activities                  (75,000)          -
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable due to related party         25,000           -
Proceeds from exercise of common stock options         676,794     993,232
                                                   ----------- -----------
Net cash provided by continuing operations             701,794     993,232
Net cash provided by discontinued operations            35,000     (92,000)
                                                   ----------- -----------
Net cash provided by financing activities              736,794     901,232
                                                   ----------- -----------
NET CHANGE IN CASH                                    (133,110)   (591,988)
Cash, beginning of period                              140,304     751,518
                                                   ----------- -----------
Cash, end of period                                $     7,194 $   159,530
                                                   =========== ===========
Supplemental disclosure of cash flow information:
Cash paid for interest and taxes                   $    22,598 $         -
Non-cash financing activities:
  Conversion of accrued dividends to common stock        9,600      72,620

  Issuance of common stock; acquisition of Core
   Energy, LLC                                               -      27,000

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

STOCK BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Cybertel granted 1,987,388,816 options to purchase common stock and 7,500,000 options to purchase preferred stock to employees in the six months ending June 30, 2005. All options vest immediately and expire 10 years from the date of grant. Cybertel recorded compensation expense of $287,356 under the intrinsic value method during the six months ended June 30, 2005.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                     Three Months Ended     Six Months Ended
                                         June 30,           June 30,
                                      2005    2004       2005           2004
Net loss available to common
 stockholders, as reported    $(209,052) $(1,125,941) $ (913,818) $(2,037,570)
Add:  stock based compensation
      determined under intrinsic
      value based method        178,231       98,473     287,356      256,873
Less: stock based compensation
      determined under fair
      value based method       (142,319)    (655,902)   (907,315)  (1,711,856)
                              ---------  ----------- -----------  -----------
Pro forma net loss available
    to common shareholders    $(173,140) $(1,683,370)$(1,533,777) $(3,492,553)
                              =========  =========== ===========  ===========
Basic and diluted net
  loss per share
     As reported              $   (0.00) $     (0.00)$     (0.00) $     (0.00)
     Pro forma                $   (0.00) $     (0.00)$     (0.00) $     (0.00)





NOTE 2 NOTE PAYABLE

One June 24, 2004, Cybertel borrowed $25,000 from a third party. The note carries interest of 12%. The note was due within 180 days or around December 21, 2004. As of June 30, 2005, the note is in default and is carrying interest at 18%. Late payment penalties equal 10% of the total payment due.

On August 13, 2004, Cybertel issued a convertible debenture for $100,000 to a third party. The debenture carries interest of 8% due on or before August 31, 2005. In the event of conversion the number of shares of common stock to be issued shall be determined by dividing (i) the unpaid principal balance, plus any accrued interest by (ii) eight percent (80%) of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding any such conversion. Under generally accepted accounting principles, Cybertel is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The total debt discount recorded on the sale of these convertible debentures during the year 2004 was $25,000. This debt discount is being amortized over the life of the note. During the six months ended June 30, 2005, $15,411 was charged to interest expense. In the event the investors convert the debentures prior to maturity of the agreements, generally accepted accounting principles require Cybertel to expense the unamortized balance of the debt discount in full. The note was forgiven during the quarter. See note 5 for further details.

During the quarter, Cybertel borrowed $25,000 from one of its directors under a verbal agreement. The note is due on demand and carries an interest rate of 10%.

NOTE 3 COMMON STOCK

During the six months ended June 30, 2005, employees exercised options to acquire 1,570,000 of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $676,794.

During the six months ended June 30, 2005, holders of Series A preferred stock converted $9,600 of dividends into 100,000,000 shares of common stock, using the market price on the date of conversion.

During the six months ended June 30, 2005, holders of Series A preferred stock converted 220 shares of Series A Convertible Preferred Stock into 480,000,000 shares of common stock, using the market price on the date of conversion.

During the six months ended June 30, 2005, Cybertel issued 2,000,000 shares of common stock for consulting services. The shares were valued at $3,000.

NOTE 4 ACQUISITION AND DISPOSITION OF CORE

Acquisition

On March 5, 2004 Cybertel acquired a 51% ownership interest in Core Energy, LLC, a privately held oil & gas company for 10,000 shares of Cybertel's common stock valued at the then trading price of $27,000. Cybertel agreed to fund up to $300,000 and paid $100,000 of that at closing.

Disposition

On April 12, 2005 Cybertel agreed to settle a dispute with Core that was effective as of March 31, 2005. Under the agreement, Cybertel agreed to release any membership interest and/or other interest in Core in exchange for the return of the 10,000 shares of common stock given to Core and Core's
agreement to repay $190,000 of the loans Cybertel had made to Core.   The note
receivable was impaired as of March 31, 2005.

Revenues less direct costs for Core were $112,617 for the quarter. This information has been classified as discontinued operations in the consolidated statements of operations.

The results of operations for Core from March 5, 2004 through March 31, 2005 are included in the Statement of Operations and the Statement of Cash Flows as a discontinued operation.

NOTE 5 FORGIVENESS OF DEBT

During the quarter, Cybertel reached an agreement with two vendors to forgive overdue accounts and a note payable. The total amount forgiven is $330,686, which is reflected in the statement of operations. The amount of accounts payable forgiven was $225,000, notes payable forgiven was $100,000, and accrued interest of $5,686.

NOTE 6 SUBSEQUENT EVENTS

In July, 2005, holders of Series A preferred stock converted 480 shares of Series A Preferred stock into 50,000,000 shares of common stock .

Item 2.   Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Three months ended June 30, 2005, compared to three months ended June 30, 2004.

Revenues for the three-month period ended June 30, 2005 decreased to $17,528, from $49,277 for the three months ended June 30, 2004.

General, administrative and selling costs were $542,015 during the three months ended June 30, 2005, as compared to $795,623 for the three-month period ended June 30, 2004. During the three months ended June 30, 2005 we had a net loss of $202,171, as compared to $1,112,287 in the three months ending June 30, 2004.

After taking into account preferred stock dividends of $6,881 and $13,654 in the quarters ended June 30, 2005 and 2004, repectively, net loss available to common stockholders was $209,052 or $(0.00) per share, during the three months ended June 30, 2005, and $1,125,941 or $(0.00) per share, during the three months ended June 30, 2004.

Six months ended June 30, 2005, compared to six months ended June 30, 2004.

During the six months ended June 30, 2005 revenues decreased to $35,748 from $181,593 for the six months ended June 30, 2004.

General, administrative and selling costs were $1,083,829 during the six months ended June 30, 2005, as compared to $1,568,038 for the year ago period. During the six months ended June 30, 2005, we had a net loss of $898,528, as compared to $2,007,051 in the six months ended June 30, 2004.

After taking into account preferred stock dividends of $15,290 and $30,519 in the six month periods ended June 30, 2005 and 2004, respectively, net loss available to common stockholders was $913,818, or $(0.00) per share, during the June 30, 2005, period and $2,037,570, or $(0.00) per share, during the June 30, 2004, period.

Liquidity and Capital Resources.

At June 30, 2005, we had total current assets of $28,631, including cash of $7,194. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months.

We will need to raise more cash by selling debt or equity securities to continue our operations. There can be no guarantee that the required funds will be raised.

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


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

Item 6. Exhibits.

Exhibits.

31.1 Certification of Richard D. Mangiarelli

31.2 Certification of Richard Schmidt

32 302 Certification


                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CYBERTEL CAPITAL CORPORATION



Date: 8-11-05                        /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Chief Executive Officer, President and
                                    Director


Date: 8-11-05                        /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer


Date: 8-11-05                        /s/ John E. Jordan
     --------------                 -------------------------------------
                                    John E. Jordan
                                    Director