Form 10QSB
period 2005-09-30
CYBERTEL CAPITAL CORP
filed 2005-11-21
CIK 1036148

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

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

                            9444 Waples St., Ste 290
                          San Diego, California 92121
                          ---------------------------
                   (Address of Principal Executive Offices)


                  Issuer's Telephone Number: (858) 646-7410

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No X
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

Yes      No

The Registrant has not been involved in any bankruptcy proceedings.

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 6,205,184
                            September 30, 2005



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

                 CYBERTEL CAPITAL CORPORATION
                         BALANCE SHEET
                      September 30, 2005
                          (Unaudited)



ASSETS

Current Assets
  Cash                                                         $     2,813
  Accounts receivable, net of allowance for doubtful
     accounts of $8,889                                              3,142
  Prepaid expenses                                                  14,958
  Notes receivable                                                   2,536
                                                               -----------
     Total Current Assets                                           23,449

  Deposit                                                            5,087
                                                               -----------
     Total Assets                                              $    28,536
                                                               ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                              $   386,227
 Other current liabilities                                         555,508
 Note payable                                                      111,000
                                                               -----------
     Total Current Liabilities                                   1,052,735
                                                               -----------
Commitments and contingencies                                            -

Stockholders' Deficit:
  Series A convertible preferred stock, $.001 par;                       -
    5,000 shares authorized; 429 shares
    issued and outstanding
  Series B voting preferred stock, $.001 par; 50,000,000 shares
    authorized; 50,000,000 shares issued and outstanding            50,000
  Common stock, $.001 par value, 10,000,000,000 shares
    authorized, 6,205,184 shares issued and outstanding              6,205
  Additional paid-in capital                                    20,850,336
  Accumulated deficit                                          (21,930,740)
                                                               -----------
     Total Stockholders' Deficit                                (1,024,199)
                                                               -----------
Total Liabilities and Stockholders' Deficit                    $    28,536
                                                               ===========

                 CYBERTEL CAPITAL CORPORATION
                   STATEMENTS OF OPERATIONS
    Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                    Three Months         Nine Months
                                2005        2004       2005          2004
                            ----------- ----------- -----------  -----------
REVENUES:                   $   12,445  $    19,532 $    48,193  $   201,125
COST OF GOODS SOLD                   -          290      27,876       94,092
                            ----------  ----------- -----------  -----------
      Gross Profit              12,445       19,242      20,317      107,033

EXPENSES:
  General, administrative
    and selling                136,456    2,189,752   1,221,409    3,708,338
  Bad debt expense                   -       10,649       9,999      437,899
  Bad debt recovery             (9,000)           -     (16,942)     (50,000)
                           -----------  ----------- -----------  -----------
Total expenses                 127,456    2,200,401   1,214,466    4,096,237
                           -----------  ----------- -----------  -----------
    Operating loss            (115,011)  (2,181,159) (1,194,149)  (3,989,204)

OTHER INCOME (EXPENSE):
  Other income                   2,851        7,971       3,382        3,548
  Interest expense                   -       (1,513)    (22,598)      (4,022)
  Forgiveness of debt                -            -     330,686            -
                           -----------  ----------- -----------   ----------
Total other income(expense)      2,851        6,458     311,470         (474)
                           -----------  ----------- -----------   ----------
Net loss from continuing
operations                    (112,160)  (2,174,701)   (882,679)  (3,989,678)

Discontinued operations:
  Loss from discontinued
     operations                      -     (143,105)   (112,617)    (335,179)
  Loss on disposal of
     discontinued operations         -            -     (16,494)           -
                           -----------  ----------- -----------   ----------
NET LOSS                      (112,160)  (2,317,806) (1,011,790)  (4,324,857)
  Preferred stock dividends     (6,790)     (13,629)    (22,081)     (44,148)
                           -----------  ----------- -----------   ----------
    Net loss attributable to
    common shareholders    $  (118,950) $(2,331,435)$(1,033,871) $(4,369,005)
                           ===========  =========== ===========  ===========
Basic and diluted net loss
  per share from continuing
  operations               $     (0.02) $   (107.84)$     (0.20) $   (436.51)

Basic and diluted net loss
  per share from discontinued
  operations                     (0.00)       (7.10)      (0.03)      (36.67)

Basic and diluted net loss per
  share                          (0.02)     (115.61)      (0.23)     (478.01)

Weighted average shares
outstanding                  5,659,977       20,166   4,411,220        9,140

                  CYBERTEL CAPITAL CORPORATION
                    STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 2005 and 2004
                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                    2005        2004

  Net loss                                         $(1,011,790)$(4,324,857)
  Less: Net loss from discontinued operations          129,111     335,179
                                                    ---------- -----------
                                                      (882,679) (3,989,678)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                         2,309     121,065
    Stock issued for services                            3,000      53,041
    Stock option expense                               290,572   1,719,796
    Bad debt expense                                     9,999     437,899
    Amortization of discount on note                    15,411           -
    Write off of Uncollectible Note Receivable               -     (50,000)
    Forgiveness of debt                               (330,686)          -
  Changes in assets and liabilities:
    Accounts receivable                                 (9,301)   (293,889)
    Prepaid expenses                                   (12,187)      4,432
    Accounts Payable                                   (38,258)    211,304
    Accrued Expenses                                   126,535     176,585
                                                   ----------- -----------
Net cash used in continuing operations                (825,285) (2,108,043)
Net cash used in discontinued operations               (35,000)    163,419
                                                   ----------- -----------
Net cash used in operating activities                 (860,285) (1,944,624)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Loan to third party                                    (75,000)    (18,000)
Acquisition of Core Energy                                   -     (82,494)
                                                   ----------- -----------
Net cash used in continuing operations                 (75,000)    (18,000)
Net cash used in discontinued operations                     -     (82,494)
                                                   ----------- -----------
Net cash used in investing activities                  (75,000)   (100,494)
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments of note payable                           -    (150,000)
Proceeds from note payable due to related party         86,000     128,000
Proceeds from exercise of common stock options         676,794   1,462,770
                                                   ----------- -----------
Net cash provided by continuing operations             762,794   1,440,770
Net cash provided by discontinued operations            35,000           -
                                                   ----------- -----------
Net cash provided by financing activities              797,794   1,440,770
                                                   ----------- -----------
NET CHANGE IN CASH                                    (137,491)   (604,348)
Cash, beginning of period                              140,304     751,518
                                                   ----------- -----------
Cash, end of period                                $     2,813 $   147,170
                                                   =========== ===========
Supplemental disclosure of cash flow information:
Cash paid for interest and taxes                   $    22,598 $         -
Non-cash financing activities:
  Conversion of accrued dividends to common stock        9,600     128,184

                  CYBERTEL CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

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

STOCK BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Cybertel granted 3,974,778 options to purchase common stock and 15,000 options to purchase preferred stock to employees in the nine months ending September 30, 2005. All options vest immediately and expire 10 years from the date of grant. Cybertel recorded compensation expense of $290,576 under the intrinsic value method during the nine months ended September 30, 2005.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                     Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                      2005         2004        2005      2004
Net loss available to common
 stockholders, as reported    $(118,950) $(2,331,435)$(1,033,871) $(4,369,005)
Add:  stock based compensation
      determined under intrinsic
      value based method          3,216    1,462,924     290,572    1,719,796
Less: stock based compensation
      determined under fair
      value based method         (3,244)  (9,752,824)   (910,560) (11,464,680)
                              ---------  ----------- -----------  -----------
Pro forma net loss available
    to common shareholders    $(118,978)$(10,621,335)$(1,653,859)$(14,113,889)
                              =========  =========== ===========  ===========
Basic and diluted net
  loss per share
     As reported              $   (0.02)$    (115.61)$     (0.23) $   (478.01)
     Pro forma                $   (0.02)$    (526.70)$     (0.37) $ (1,544.19)


NOTE 2 NOTE PAYABLE

One June 24, 2004, Cybertel borrowed $25,000 from a third party. The note carries interest of 12%. The note was due within 180 days or around December 21, 2004. As of September 30, 2005, the note is in default and is accruing interest at 18%. Late payment penalties equal 10% of the total payment due.

During the nine months ended September 30, 2005, Cybertel borrowed $75,000 from one of its directors under a verbal agreement. These notes are due on demand and carry an interest rate of 10%.

On September 2, 2005, Cybertel borrowed $11,000 from an officer of the Company. The note carries interest of 10% and is due on demand.


NOTE 3 COMMON STOCK

During the nine months ended September 30, 2005, employees exercised options to acquire 3,141,000 of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $676,794.

During the nine months ended September 30, 2005, holders of Series A preferred stock converted $9,600 of dividends into 200,000 shares of common stock, using the market price on the date of conversion.

During the nine months ended September 30, 2005, holders of Series A preferred stock converted 244 shares of Series A Convertible Preferred Stock into 1,600,000 shares of common stock, using the market price on the date of conversion.

During the nine months ended September 30, 2005, Cybertel issued 4,000 shares of common stock for consulting services. The shares were valued at $3,000.

NOTE 4 ACQUISITION AND DISPOSITION OF CORE

Acquisition

On March 5, 2004 Cybertel acquired a 51% ownership interest in Core Energy, LLC, a privately held oil & gas company for 20 shares of Cybertel's common stock valued at the then trading price of $27,000. Cybertel agreed to fund up to $300,000 and paid $100,000 of that at closing.

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

Revenues less direct costs for Core were $112,617 for the quarter ended March 31, 2005. This information has been classified as discontinued operations in the consolidated statements of operations.

The results of operations for Core from March 5, 2005 through March 31, 2005 are included in the Statement of Operations and the Statement of Cash Flows as a discontinued operation.

NOTE 5 FORGIVENESS OF DEBT

During the 2nd quarter of 2005, Cybertel reached an agreement with two vendors to forgive overdue accounts and a note payable. The total amount forgiven was $330,686, which included $225,000 of accounts payable, $100,000 of notes payable and $5,686 of accrued interest.

NOTE 6 SUBSEQUENT EVENTS

Effective October 26, 2005, Cybertel filed a Certificate of Amendment with the Nevada Secretary of State, by which it effectuated a reverse split of its issued and outstanding shares of common stock in the ratio of one for 500.
The Company's historical share data as of September 30, 2005 and 2004 and for the three and nine months then ended has been restated for the effect of the reverse stock split.

Item 2. Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Three months ended September 30, 2005, compared to three months ended September 30, 2004.

Net revenues for the three-month period ended September 30, 2005 decreased to $12,445, from $19,242 for the three months ended September 30, 2004.

General, administrative and selling costs were $136,456 during the three months ended September 30, 2005, as compared to $2,189,752 for the three-month period ended September 30, 2004. During the three months ended September 30, 2005 we had a net loss from continuing operations of $112,160, as compared to $2,174,701 in the three months ending September 30, 2004.

After taking into account preferred stock dividends of $6,790 and $13,629 in the quarters ended September 30, 2005 and 2004, respectively, net loss available to common stockholders was $118,950 or $(0.02) per share, during the three months ended September 30, 2005, and $2,331,435 or $(115.61) per share, during the three months ended September 30, 2004. The significant decrease in the net loss from 2004 to 2005 was due primarily to compensation expense of approximately $1.7 million that was recorded in 2004 for stock options issued to employees compared to $3,216 in 2005.

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004.

During the nine months ended September 30, 2005 revenues decreased to $48,193 from $201,125 for the nine months ended September 30, 2004.

General, administrative and selling costs were $1,221,409 during the ninemonths ended September 30, 2005, as compared to $3,708,338 for the year ago period. During the nine months ended September 30, 2005, we had a net loss of $1,011,790, as compared to $4,324,857 in the nine months ended September
30, 2004.   The significant decrease from 2004 to 2005 was due primarily to compensation expense of approximately $1.7 million that was recorded in 2004 for stock options issued to employees compared to $290,572 in 2005.

After taking into account preferred stock dividends of $22,081 and $44,148 in the nine month periods ended September 30, 2005 and 2004, respectively, net loss available to common stockholders was $1,033,871, or $(0.23) per share, during the September 30, 2005, period and $4,369,005, or $(478.01) per share, during the September 30, 2004, period.

Liquidity and Capital Resources.

At September 30, 2005, we had total current assets of $23,449, including cash of $2,813. Management believes that our current cash on hand will be insufficient to meet our expenses during the next 12 months.

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

31.1 Certification of Albert Gomez

31.2 Certification of Richard Schmidt

32 302 Certification

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CYBERTEL CAPITAL CORPORATION



Date: 11-18-05                      /s/ Albert Gomez
     --------------                 -------------------------------------
                                    Albert Gomez
                                    Chief Executive Officer and
                                    Director


Date: 11-18-05                      /s/ Richard Schmidt
     --------------                 -------------------------------------
                                    Richard Schmidt
                                    Chief Financial Officer


Date: 11-18-05                      /s/ Richard D. Mangiarelli
     --------------                 -------------------------------------
                                    Richard D. Mangiarelli
                                    Director