Form 10KSB
period 2005-12-31
CYBERTEL CAPITAL CORP
filed 2006-04-17
CIK 1036148

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-26913
----------

CYBERTEL CAPITAL CORP.
----------------------
(Name of Small Business Issuer in its Charter)

NEVADA	86-0862532
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9444 Waples Street, Suite 290
San Diego, California 92121
---------------------------
(Address of Principal Executive Offices)

Issuer's Telephone Number: (858) 646-7410

Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered: None
Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value Common stock

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes X No (2) Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X *

•	See the subheading “Events Subsequent to December 31, 2005” of Part I, Item 1 of this Annual Report.

State Issuer's revenues for its most recent fiscal year:  December 31,2005 - $60,295.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

April 11, 2006 - $328,937.03. There are approximately 13,705,747 voting stock of the Registrant held by non-affiliates. These shares have been valued at the closing bid price of April 13, 2006 of $0.024 per share.

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:  April 13, 2006 - 13,705,747

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13, Part III, of this Annual Report.

Transitional Small Business Issuer Format Yes No X

PART I

Item 1. Description of Business.
------------------------
The Company is a systems integrator that specializes in providing fixed and mobile wireless solutions for public safety, homeland security and emergency first responder operations. The company will provide services that design and deploy interoperable data, voice and video systems for emergency preparedness, disaster response, risk mitigation and security services.

Business Development.

Year Ended December 31, 2005.

On April 26, 2005, Cybertel Capital Corp. (the "Company") executed and delivered an Agreement of Full and Final Settlement, Release and Discharge of All Claims and Stipulation for Limited Reservation of Jurisdiction (the "Settlement Agreeement") between and among Ted Lamare ("Lamare") and George Snider ("Snider") who owned 49% of Core Energy, Inc. (collectively the "Core Members") and Core. The Settlement Agreement was effective as of March 31, 2005. Pursuant to the Settlement Agreement (1) the Core Plan was rescinded and the legal action brought by the Company against Core was dismissed, without prejudice (jurisdiction retained only for enforcement of the Settlement Agreement); (2) all Promissory Notes and payments made under the Core Plan were settled and cancelled; (3) the 10,000,000 shares to be issued by the Company under the Core Plan that had not been delivered by the Company were retained by the Company; and (4) Core agreed to pay to the Company, in installment payments of $950.00 per month, One Hundred Ninety Thousand Dollars ($190,000.00) (the "Settlement Amount") plus interest thereon at the rate of 6% per annum from and after June 23, 2005, until paid, in full, in lawful currency of the United States of America. A copy of the Settlement Agreement was attached to our Current Report on Form 8-K and filed with the Securities Exchange Commission on May 10, 2005, and incorporated herein by reference. See Part III, Item 13.

On June 14, 2005, the Company entered into a Stock Purchase Agreement by and among Albert A. Gomez, M.D., Richard D. Mangiarelli, Richard F. Schmidt, Paul Ferandell, John Jordan, and Bruce Caldwell. Pursuant to the terms of the agreement, Messrs. Mangiarelli, Schmidt, Ferandell, Jordan, and Caldwell collectively sold an aggregate of 50,000,000 shares of Cybertel's Series B Preferred Stock to Dr. Gomez at a purchase price of $.0003 per share, or an aggregate of $15,000.

  Each share of Series B Preferred Stock has 100 votes per share. Accordingly, the sale and transfer of the 50,000,000 shares of the Series B Preferred Stock to Dr. Gomez effectively transferred control of Cybertel to
Dr. Gomez.

In connection with this change in control, Mr. Mangiarelli resigned as Chief Executive Officer and Mr. Schmidt resigned as President of Cybertel. The board of directors appointed Dr. Gomez as the new President and Chief Executive Officer and appointed Mr. Mangiarelli as Secretary and Chief Operating Officer. Mr. Schmidt remained as Cybertel's Chief Financial Officer.

Thereafter, Messrs. Schmidt, Ferandell, Jordan, and Caldwell resigned as directors of Cybertel. Mr. Mangiarelli, as the remaining sole director, appointed Dr. Gomez, Rueben Gomez, and Andrew Mercer to fill three of the four vacancies on the board of directors.

Effective as of October 26, 2005, the Company filed a Certificate of Amendment with the Nevada Secretary of State, by which the Company effectuated a reverse split of its issued and outstanding shares of common stock in the ratio of one for 500, while retaining the par value of the common stock of one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company, and with all fractional shares being rounded up to the nearest whole share. For more information on this Certificate of Amendment to our Articles, see the 8-K Current Report dated October 26, 2005. See Part III, Item 13.

Events Subsequent to December 31, 2005.

On March 17, 2006, Albert A. Gomez, M.D. and James A. Wheeler entered into a Stock Sale and Purchase Agreement, pursuant to which Dr. Gomez sold 50,000,000 shares of Cybertel's Series B Preferred Stock to Mr. Wheeler at a purchase price of $20,000.

Each share of Series B Preferred Stock has 100 votes per share. Accordingly, the sale and transfer of the 50,000,000 shares of the Series B Preferred Stock to Mr. Wheeler effectively transferred control of Cybertel to Mr. Wheeler.

In connection with this change in control, Dr. Gomez resigned as President and Chief Executive Officer of Cybertel. The board of directors appointed Mr. Wheeler as the new President and Chief Executive Officer, replacing Dr. Gomez. The board of directors also appointed Mr. Wheeler to fill one of the vacancies on the board of directors. Andrew Mercer and Reuben Gomez resigned as directors.

Thereafter, the board agreed to reduce the number of authorized directors, and concurrently therewith, Dr. Gomez and Richard D. Mangiarelli agreed to resign from the board of directors. The reduction in the number of authorized directors and the concurrent resignations of Dr. Gomez and Mr. Mangiarelli will become effective 11 days after the transmittal of an information statement pursuant to Rule 14(f)1 of the Securities Exchange Act of 1934, as amended. The sale of the shares of Series B Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act (under the so-called "4(1 1/2) exemption" of the Securities Act). See the 8-K Current Report dated March 17, 2006. See Part III, Item 13.

On March 31, 2006, the Company entered into an agreement to merge with HBLN Services, Inc., an established provider of consulting services to government and commercial telecommunications providers. The agreement is subject to completion of financial and legal due diligence. The agreement states that HBLN will exchange 100% of its common stock for 500,000 shares of CBCL Preferred Series C stock, each share of which will convert in two years into $2.00 of CBCL common stock.

On April 7, 2006, the Company entered into an agreement to acquire The Swiftsure Group, Inc., Virginia-based company that was established in 2002. The Swiftsure Group is a systems integrator that specializes in fixed and mobile wireless interoperability for public safety, homeland security and emergency first responder operations. The agreement states that Swiftsure will exchange 100% of its common stock for 500,000 shares of CBCL Preferred Series C stock, each share of which will convert in two years into $2.00 of CBCL common stock.

Our management does not consider the Company to have been a “shell” company as of December 31, 2005, and the cover pages of our periodic reports as filed with the Securities and Exchange Commission have not indicated any such shell company status. However, in a recent discussion with our securities counsel, we were advised that the Company may be deemed to be a shell company under Rule 12b-2 of the Securities and Exchange Commission. As a result, we are proceeding as expeditiously as possible to comply with the disclosure requirements of Item 2.01(f) and Item 5.01(a)(8) of Form 8-K with respect to our recent acquisitions.

Business.

       With the March 31, 2006 merger with HBLN Services, Inc. and the April 11, 2006 acquisition of The Swiftsure Group,. Inc., the Company has become a systems integrator that specializes in providing fixed and mobile wireless solutions for public safety, homeland security and emergency first responder operations. The company will provide services that design and deploy interoperable data, voice and video systems for emergency preparedness, disaster response, risk mitigation and security services.

The Company relies heavily on technology and service partners to provide the equipment, service management and expertise to deploy these communication solutions. The Company will market its services to a wide variety of agencies, companies and institutions including the Department of Homeland Security, Department of Defense, FEMA, public safety and first reponder agencies such as police and fire departments, municipalities and government agencies.

In addition, our Company is also currently engaged in the telecommunications industry as an agent for Com Tech 21 and SBC.

We anticipate that we will endeavor to continue to grow the Company through the acquisition of additional business opportunities. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have completed the HNLB merger and Swiftsure acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

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

Risk Factors and Cautionary Statement Regarding Forward-Looking Information

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this annual report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

 There is a limited trading market for our common stock.

Our common stock is traded on the OTC Bulletin board under the symbol “CBCL.OB.” There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this Annual Report or at a time at which you may desire to sell your shares.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

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

We have issued a substantial number of securities which have super voting attributes and will give complete voting control to one individual.

As of April 7, 2006, approximately 50,000,000 shares of our Preferred Series B stock was issued to one individual giving that individual shareholder voting control over the company.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Any projections used in this Annual Report may not be accurate.

Any and all projections and estimates contained in this Annual Report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

We may not have sufficient funds to operate our business and may not be able to obtain additional financing.

We currently have insufficient funds to operate our business according to our proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of our products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to our stockholders.

We may need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult to continue our business.

Based on our current plans, we believe that we do not have sufficient financial resources to meet our operating expenses and capital requirements for fiscal 2006. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

• any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to expand our operations.

We depend heavily on key personnel, and loss of the services of one or more of our key executives or a significant portion of any prospective local management personnel could weaken our management team adversely affecting our operations.

Our success largely depends on the skills, experience and efforts of our senior management, particularly our Chief Executive Officer, James Wheeler. Our operations will also be dependent on the efforts, ability and experience of key members of our prospective local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to deliver health care services efficiently. We do not maintain key man life insurance policies on any of our officers, although we intend to obtain such insurance policies in the future.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders’ decisions.

Through the issuance of Series B Preferred Stock which has super voting attributes to our executive management, our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

The marketability and profitability of our products is subject to unknown economic conditions.

The marketability and profitability of our products may be adversely affected by local, regional, national and international economic conditions beyond our control and/or the control of our management. Favorable changes may not necessarily enhance the marketability or profitability of the products. Even under the most favorable marketing conditions, there is no guarantee that our products can be sold or, if sold, that such sale will be made upon favorable prices and terms.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Extremely Limited Assets; Limited of Revenue.

Our Company has few assets and has had no profitable operations since inception. We will not receive meaningful additional revenues until we are able to implement our business plan. We can provide no assurance that any selected or acquired business will produce any material revenues for our Company or our stockholders or that any such business will operate on a profitable basis.

Auditor's 'Going Concern' Opinion.

The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the calendar year ended December 31, 2005 and 2004, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's lack of profitable operations. See Part II, Item 7, of this Annual Report. Losses Associated With Startup.

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Principal Products and Services.

The Company is a reseller and integrator of WAVE (Wide Area Voice Environment), a secure VoIP-based software solution which offers a scalable, interoperable, group communications solution among disparate communication systems and devices. Applications of WAVE include:
▪	Critical infrastructure security
▪	Paging
▪	Emergency announcements
▪	Land mobile radio over IP
▪	Public safety and first response
▪	Paging
▪	Emergency announcements
▪	Land mobile radio over IP

Our video solutions provide visual intelligence for first responders.
▪	Mobile and fixed-location wireless video capture
▪	Streaming image transmission across multiple different-protocol wireless networks
▪	DVR recording for forensic, evidentiary and analytical purposes
▪	Seamless integration of proprietary and third-party standards-based technology
▪	Seamless integration with highest standards of encryption and security

Our technology is a leading solution in streaming video for police, fire and EMT.
▪	Works with multiple wireless networks to optimize connectivity
▪	Provides redundant paths with automatic fail-over
▪	Moves desktop functionality to laptops in first responder vehicles
▪	Similar Technology already is in deployment in Cook County, Illinois
▪	Solution has been demoed nationally for many months

Key features of WAVE include:
▪	Connects all communication devices via the IP network
▪	Integrates new and legacy communications systems
▪	Browser-based administration provides flexible and robust command and control from anywhere on the IP network
▪	Supports industry standards and commercial off-the-shelf products
▪	Supports multi-tiered security
▪	Supports practically all two-way radio systems, regardless of manufacturers, frequencies or technologies
▪	Provides instant playback and archival recording

Distribution Methods of Company’s Products or Services.

We are now actively engaged in the marketing, education and solicitation of targeted companies, agencies and institutions for our integrated communication services.

While a significant potential pipeline of sales already exists, the sales cycles in the federal, state and local, and DOD sectors are long - typically in the 12 to 18 month range.
. Appropriations are already set for fiscal 2006 meaning that revenues for these sectors will not be significant until fiscal 2007. With this in mind, the Company has established a three pronged sales strategy that incorporates:
· a direct sales force comprised of teams of relationship managers and field engineers calling on regional target customers
· indirect sales through strategic technical, business and marketing partners who are trained up and supported as VARS
· advisory and consultant introductions to educational, medical, utility, DHS, DOD, and federal, state and local agencies, with particular focus on pre-funded programs

Industry Overview

Recent global terrorist activities and wide-area natural disasters such as Hurricane Katrina have made Swiftsure’s mobile and rapidly deployable interoperable communications solutions indispensable. Recognizing the need for robust, scalable and affordable interoperable communications technologies, state, local and federal agencies and governments are on the verge of directing billions of dollars of funding into these solutions.

The Company’s government-focused vertical markets are experiencing a fundamental shift from wired to wireless communications. This shift is driven by the compelling economic and practical advantages of secure wireless-based infrastructures, which can improve organizational performance and efficiency while reducing infrastructure costs. With the Company’s systems and solutions, productivity and functionality can also be increased by enabling remote network access and the interoperability of vehicles, traditional land mobile radios (LMR), portable handheld computers, P25 radios, and IP, analogue and cellular phones.

The Company is positioned to become a market leader in providing “hosted” cost-effective, reliable and secure wireless data communications for Homeland Security, law enforcement and emergency services. The solutions developed by Swiftsure for mission critical wired and wireless data and video delivery for public safety and first responders are also attractive to commercial markets and critical infrastructure. These markets include surface transportation, ports, education, utilities and healthcare facilities. In many instances sales to these sectors will be made through indirect channels, such as insurance companies, risk mitigation advisors and systems integrators.

The market for communications and emergency services has been experiencing tremendous growth in the wake of 9/11, with a heightened sense of awareness for the need for improved homeland security, surveillance and communications interoperability. In the aftermath of Hurricane Katrina, the need for improving emergency preparedness and after-the-event response is expected to further highlight the need for the Company’s solutions and prompt substantial financial resources to be directed to the acquisition of those solutions.

While the Company has targeted its initial marketing efforts at government, military, and first responder agencies, these niches represent only a small portion of the Company’s potential market, which is summarized below:
· First responders
· Special operations
· Law enforcement agencies
· State and local government agencies (port authorities, law enforcement, state emergency management organizations)
· Critical infrastructure (utilities, energy companies, ports and airports, etc.)
· Divisions of the DOD (Army, Air Force, Navy, Pentagon, SOCOM, etc.)
· Department of Homeland Security agencies (TSA, FAA, FEMA, Coast
Guard, Customs and Border, etc.)
· Private sector contractors and infrastructure providers
· Medical campuses
· Security services
· K-12 and higher education campuses

The non-military requirement alone for the Company’s solutions are significant. There are approximately 17,700 law enforcement departments in the USA and over 56,000 state and local organizations with communications and public safety requirements that would be targets for the Company’s solutions and services. These organizations have approximately 400,000 vehicles with an increasing trend to install mobile video and wireless communications network gear in them.

The annual DHS budget for interagency interoperability, communications and collaboration is approximately $3.5 billion. The Company’s access to WAVE - the industry-leading VoIP interoperable communications technology - its partners’ secure mobile video solutions, and its own know-how positions it well to capture a significant market share. In addition, pending legislation for improving first responder interoperable communications would provide an additional $3.3 billion of grant funding over the next five years.

Following the devastation of Hurricane Katrina, Congress has authorized in excess of $60 billion in emergency funding, with a significant amount of that being available to rebuild first responder networks and communication systems. In 2004, DHS established a focused funding category designated the Urban Area Security Initiative (UASI) made up of 34 target communities and set aside $670 million in funding for first responder solutions for UASI communities. According to the US Conference of Mayors, key homeland security and crime programs for FY 2005 total $1.3 billion, with an additional $118 million proposed already for 2006.

In addition to public safety, first responders and the military, Swiftsure is focused on providing fixed and mobile video surveillance for critical infrastructure and security. This includes US ports and interfacing agencies and organizations. The ports, with a newly secured $187 million federal grant program for security improvement, represent an immediate target market for Swiftsure. The company will seek to work with DHS’ Office for Domestic Preparedness (ODP) and port security advisors to penetrate this market, starting with the LA/Long Beach, the Port Authority of NY/NJ, MassPort, Port Canaveral, Port of Seattle, Port of Miami, and Port of Huston.

While there is no reliable information on the size of private company and military contractor security services, anecdotal evidence on markets in high risk areas, such as the Middle East, suggest that these services are very lucrative and return an extremely high margin on employed resources. The company has access to both the human resources and the logistics support required to provide contractor and special operations support in these areas.

Current Business Plan

We have two operating divisions: The Swiftsure Group and the Professional Services Division.

The Swiftsure Group

The Swiftsure Group division of the company will focus on the integration of fixed and mobile interoperable voice, video and data systems and applications requiring those systems, and also will also apply its core competencies to support special operations including, perimeter defense, risk mitigation, facility intrusion testing and security services in high-risk environments.

Swiftsure’s secure multi-network hardware kits and software communications solutions are bandwidth efficient and provide redundant communications paths. This addresses the need for more transmission bandwidth than is required by the convergence and integration of video, voice, and data technologies than radio systems have historically supported. In addition, public safety officials, homeland security agencies and the military also require redundant secure networks to ensure communication capability in the event that primary systems are damaged or destroyed, such as during Hurricane Katrina. Swiftsure’s solutions address these needs and will shore up the failure of critical communications networks during disasters where land-based communications infrastructure is damaged.

Swiftsure uses both proprietary and third party technologies and processes to provide secure fixed and mobile wireless communications for interagency interoperability, communication and collaboration. The company integrates these capabilities with third party applications such as RFID asset management,license plate recognition, railcar hazmat identification, mapping, geo-positioning and sensors (bio-chemical, nuclear weather, motion detection, etc).

Professional Services Division

Through its subsidiary, HBLN Services, Inc., the Company provides a range of consulting services to the telecommunications and service provider industries. HBLN offers management consulting, technology analysis and engineering to service provider clients. HBLN offers:

▪	Service Provider Business Planning and Transaction Advisory Services

▪	Service Design

▪	Network Facing OSS Integration

▪	Network Planning and Design

▪	Program Management

Competition

    We face a great deal of competition for services from a number of companies. Competition within the telecommunications, data, voice and video integrator solutions and related markets has many providers and competitors. Typical competitors range from major telecommunications companies and systems integrators to smaller developers of niche or a single function product and service. It is expected that competition for our services will increase dramatically in the coming years as additional companies looking to first response communication solution providers are expected to enter the market in the next few years

There are several providers of technologies for the specific components used by the Company. The technologies will be available to the Company’s primary integration competitors as well as to the Company.

The Company’s competitive edge lies in its methodologies learned from real world experience in the integration of secure fixed and mobile video communications networking, and in its access to proven middleware to integrate the systems. While many of its competitors have the resources and abilities to develop competitive solutions, because of their size and organizational complexity they often find it difficult to coordinate multiple corporate divisions to bid on contracts - particularly on small and medium sized projects.

The Company stands apart from most of its integration competitors in that it is not focused primarily on large program sales. Since most of its primary competitors are large public companies, their focus tends to be on large-scale opportunities. The Company has the ability to focus on smaller opportunities and deployments and still have satisfactory economic returns. In some instances involving larger transactions, however, Swiftsure will team with major prime contractors who otherwise might be considered competitors.

Employees

We have no full-time employees and one part-time employee as of March 31, 2006. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

Sources and Availability of Raw Materials and Names of Principal Suppliers.

None; not applicable.

Dependence on One or a Few Major Customers.

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

Our Company has trademarked its logo. Our Company has no patents, licenses, franchises, concessions, royalty agreements or labor contracts.

Need for any Governmental Approval of Principal Products or
Services.

Excluding the activities of Swiftsure, our company's communications service business will be subject to varying degrees of federal, state, local and international regulation, and in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

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

Research and Development.

None; not applicable.

Cost and Effects of Compliance with Environmental Laws.

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Employees.

We have no (0) full-time employees and one part-time employee.

Item 2. Description of Property.

In June, 2004, we executed a 38 month lease agreement for a 2826 square foot telemarketing/customer service center in San Diego, California. We currently pay base rent of $4,804.20 per month under our lease agreement. This amount will increase to $4,945.50 on July 1, 2006, and to $5,086.80 on July 1, 2007. See the caption "Legal Proceedings," below, for a discussion of one of our former facility in La Jolla, California.

Item 3. Legal Proceedings.

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

(2) On March 2, 2006, which is subsequent to the period covered by this Report, Epstein, Fitzsimmons, Brown, Gioia, Jacobs & Sprouls, P.C., obtained a $15,000 default judgment against us in the Superior Court of New Jersey for Morris County.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our Company's security holders during the fourth quarter of the calendar year covered by this Annual Report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small
Business Issuer Purchases of Equity Securities.

Market Information.

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

STOCK QUOTATIONS*

	CLOSING BID

Quarter ended:	High	Low

March 31, 2004	0.0077	0.0017

June 30, 2004	0.0021	0.0008

July 1, 2004 through
August 19, 2004	0.0007	0.0002

August 20, 2004 through
September 30, 2004	0.095	0.009
(after a 1 for 1,000 reverse split)

December 31, 2004	0.083	0.0006

March 31, 2005	0.0014	0.0003

June 30, 2005	0.0005	0.0001

September 30, 2005	0.0002	0.0001

December 31, 2005*	0.07	0.013

*(after a 1 for 500 reverse split)

Holders

The number of record holders of our Company's securities as of the date of this Annual Report is approximately 400.

Dividends

The Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends thereon in the foreseeable future.

The holder of our Company's Series A Preferred Stock is entitled to receive dividends in cash or common stock of Cybertel at the annual rate of 6% of the Liquidation Preference (i.e., $1,000 per share of Series A Preferred Stock). Series A Preferred Stock is convertible to Cybertel common stock at any time, at the option of the holder, at a formula approximating market value. 659 shares were converted in 2005, and 875 shares were converted in 2004.

There are no material restrictions limiting, or that are likely to limit, our Company's ability to pay dividends on its securities.

Recent Sales of Restricted Securities; Use of Proceeds of Registered
Securities.

The following table reflects the sales of our unregistered securities from during the past three years:

	Common Stock
------------
	Date	Number of	Aggregate
Name	Acquired	Shares	Consideration

Irene Hankin	4/9/02	83,334	$16,661
Susan D'Ambrosio	4/9/02	83,334	$16,661
Eugene Mascarehanas	4/9/02	83,333	$16,661
Stanley Caplan	4/30/02	100,000	$25,000
Paul Ferandell	7/30/02	200,000	$ 8,000
William Layton	8/28/02	1,866,000
AG Spencer Corp.	9/09/02	500,000	Services valued at $10,000
Art Armagost	9/20/02	80,952	$1,676.44
Alpha Capital	5/22/03	23,611,111	Settlement shares
Edify Capital Group	12/18/03	49,000,255	Preferred conversion
Majestic Save	12/18/03	49,000,255	Preferred conversion
Edify Capital	1/02/04	49,626,825	Preferred conversion
Edify Capital	1/08/04	54,610,988	Preferred conversion
Transnix Global	1/08/04	49,626,825	Preferred conversion
Transnix Global	1/13/04	54,610,988	Preferred conversion
Edify Capital Group	1/16/04	63,712,819	Preferred conversion
Transnix Global	1/16/04	63,712,819	Preferred conversion
Edify Capital	2/18/04	50,000,000	Preferred conversion
Transnix Global	2/18/04	50,000,000	Preferred conversion
Edify Capital	7/6/04	31,250,000	Preferred conversion
Transnix Global	7/6/04	31,250,000	Preferred conversion
8/20/2004 1 for 1000 reverse split of common shares
Edify Capital	9/9/04	741,277	Preferred conversion
Transnix Global	9/9/04	741,554	Preferred conversion
Edify Capital	9/10/04	1,558,723	Preferred conversion
Transnix Global	9/10/04	1,558,723	Preferred conversion
Edify Capital	9/23/04	1,000,000	Preferred conversion
Transnix Global	9/23/04	1,000,000	Preferred conversion
Edify Capital	9/29/04	1,000,000	Preferred conversion
Transnix Global	9/29/04	1,000,000	Preferred conversion
Edify Capital	10/18/04	2,500,000	Preferred conversion
Transnix Global	10/18/04	2,500,000	Preferred conversion
Edify Capital	11/09/04	10,000,000	Preferred conversion
Transnix Global	11/09/04	10,000,000	Preferred conversion
Edify Captial	11/12/04	11,000,000	Preferred conversion
Transnix Global	11/12/04	11,000,000	Preferred conversion
Edify Capital	12/02/04	20,000,000	Preferred conversion
Transnix Global	12/02/04	20,000,000	Preferred conversion
Edify Capital	12/07/04	25,000,000	Preferred conversion
Transnix Global	12/07/04	25,000,000	Preferred conversion
Edify Capital	12/20/04	30,000,000	Preferred conversion
Transnix Global	12/20/04	30,000,000	Preferred conversion
Edify Capital	1/05/05	40,000,000	Preferred conversion
Transnix Global	1/05/05	40,000,000	Preferred conversion
Edify Capital	2/17/05	50,000,000	Preferred conversion
Transnix Global	2/17/05	50,000,000	Preferred conversion
Edify Capital	2/23/05	50,000,000	Preferred conversion
Transnix Global	2/23/05	50,000,000	Preferred conversion
Edify Capital	3/03/05	50,000,000	Preferred conversion
Transnix Global	3/03/05	50,000,000	Preferred conversion
Core Energy	3/22/05	10,000,000	Treasury Issue 144
Edify Capital	3/23/05	50,000,000	Preferred conversion
Transnix Global	3/23/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	6/28/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	6/30/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	7/1/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	7/8/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	8/9/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	8/19/05	25,000,000	Preferred conversion
Majestic Safe-T-Prod	8/26/05	70,000	Preferred conversion
Majestic Safe-T-Prod	8/31/05	69,930,000	Preferred conversion
Majestic Safe-T-Prod	9/14/05	75,000,000	Preferred conversion
1 for 500 reverse split
Majestic Safe-T-Prod	1/25/06	300,000	Preferred conversion
Edify Capital Corp	1/25/06	300,000	Preferred conversion
Majestic Safe-T-Prod	2/27/06	300,000	Preferred conversion
Edify Capital Corp	2/27/06	300,000	Preferred conversion

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

Use of Proceeds of Registered Securities.

We did not sell any registered securities during the calendar year ended December 31, 2005.

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

	Number of securities	Weighted-average	Number of securities
	to be issued upon exercise	exercise price of	remaining available for future issuance
Plan	of outstanding options,	outstanding options,	under equity compensation plans
category	warrants and rights	warrants and rights	excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans	-0-	-0-	-0-
approved by security holders

Equity compensation plans	439,930,000.02		3,353,500,000
not approved by security holders

Total	439,930,000.02		3,353,500,000

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

The Company is positioning itself as a systems integrator that specializes in providing fixed and mobile wireless solutions for public safety, homeland security and emergency first responder operations. The company will provide services that design and deploy interoperable data, voice and video systems for emergency preparedness, disaster response, risk mitigation and security services.

The Company relies heavily on technology and service partners to provide the equipment, service management and expertise to deploy these communication solutions, some of which it has not established contractual relations as of this date. The Company will market its services to a wide variety of agencies, companies and institutions including the Department of Homeland security, Department of Defense, FEMA, public safety agencies such as police and fire departments, municipalities and government agencies.

We currently have insufficient funds to operate our business according to our proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of our products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to our stockholders.

Results of Operations.

Our Company generated a net loss of $1,046,763, for the year ended December 31, 2005, and $5,008,087 for the year ended December 31, 2004. After a Preferred stock dividend the net loss attributable to common shareholders was ($1,075,254) for the year ended December 31, 2005, and ($5,064,129) for the year ended December 31, 2004.

Liquidity.

Cybertel incurred net losses of $1,046,763 and $5,008,087 in 2005 and 2004, respectively, and has a working capital deficiit of $1,156,233 and a stockholders' deficit of $1,151,146 as of December 31, 2005. Our management is attempting to raise sufficient additional capital through sales of stock, but has not done so as of February 28, 2006, the date of our auditor's report. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern, as expressed in our auditor's report that is included in Item 7, Part II.

Item 7. Financial Statements.

Consolidated Financial Statements for the years ended
December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statement of Operations for the years ended
December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders' Deficit for the
years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended
December 31, 2005 and 2004

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cybertel Communications Corp., and Subsidiaries
Vista, California

We have audited the accompanying consolidated balance sheet of Cybertel Communications Corp., and Subsidiaries ('Cybertel") as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the each of the two years then ended. These consolidated financial statements are the responsibility of Cybertel's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybertel as of December 31, 2005 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cybertel will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Cybertel suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Malone & Bailey, PC

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 28, 2006

CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
CURRENT ASSETS:
Cash	$1,186
Accounts receivable, net of allowance for doubtful
accounts of $1,000	8,996
Total current assets	10,182

Deposits	5,087
Total assets	$15,269
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$384,038
Accrued liabilities	611,949
Notes payable related parties	170,428

Total current liabilities	1,166,415

COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' DEFICIT:
Series A convertible preferred stock, $.001 par;
5,000 shares authorized, 429 shares issued
and outstanding	-
Series B voting preferred stock, $.001 par;
50,000,000 shares authorized, issued and outstanding	50,000
Common stock, $.001 par value; 10,000,000,000 shares
authorized, 6,205,184 shares issued and outstanding	6,205
Additional paid-in capital	20,758,362
Accumulated deficit	(21,965,713)

Total stockholders' deficit	(1,151,146)

Total liabilities and stockholders' deficit	$15,269

See accompanying summary of accounting policies and notes to financial statements.

CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004

REVENUES	$60,295	$217,947
COST OF REVENUES	27,876	94,716

Gross profit	32,419	123,231

OPERATING EXPENSES
Selling	43,641	86,329
General and administrative	1,231,745	4,413,472
Bad debts	5,142	387,899
Bad debt recovery	(17,016)	-
Depreciation	2,308	8,067
Taxes	1,600	14,669

Total operating expenses	1,267,420	4,910,436

Operating loss	(1,235,001)	(4,787,205)

OTHER INCOME (EXPENSE)
Other income	5,791	123
Interest expense	(19,128)	(15,115)
Gain on forgiveness of debt	330,686	-

Total other income (expense)	317,349	(14,992)

Net loss from continuing operations	(917,652)	(4,802,197)

Discontinued Operations:
Loss from operations	(112,617)	(205,890)
Loss on discontinued operations	(16,494)	-

NET LOSS	(1,046,763)	(5,008,087)

Preferred stock dividend	(28,491)	(56,042)

Net loss attributable to common shareholders	$(1,075,254)	$(5,064,129)

Basic and diluted net loss per share
Continuing operations	$(.18)	$(38.46)
Discontinuing operations	(.03)	(1.65)
Total	(.21)	(40.55)

Basic and diluted net loss per share:	(.21)	(40.55)

Weighted average common shares outstanding	5,160,435	124,871

See accompanying summary of accounting policies and notes to financial statements.

CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

	Preferred Shares	Stock $	Common Shares	Stock $

BALANCES, December 31, 2003	16,001,963	$16,002	2,162	2

Preferred stock dividend	-	-	-	-
Issuance of stock for services	-	-	16,000	16
Stock options exercised	-	-	735,860	736
Issuance of preferred stock
to employees	34,000,000	34,000	-	-
Conversion of preferred stock
to common stock	(675)	(1)	673	1
Conversion of accrued
dividends and preferred
stock to common stock	(200)	-	506,489	506
Issuance of common stock
for 51% of Core	-	-	20	-
Stock option expense	-	-	-	-
Discount on convertible note	-	-	-	-
Net loss	-	-	-	-

BALANCES, December 31, 2004	50,001,088	$50,001	1,261,204	$1,261

Preferred stock dividend	-	-	-	-
Issuance of stock for services	-	-	4,000	4
Stock options exercised	-	-	3,140,000	3,140
Conversion of preferred stock
to common stock	(659)	(1)	1,600,000	1,600
Cancellation of common stock
for Core	-	-	(20)	-
Conversion of accrued dividends
to common stock	-	-	200,000	200
Stock option expense	-	-	-	-

BALANCES, December 31, 2005	50,000,429	$50,000	6,205,184	$6,205

See accompanying summary of accounting policies and notes to financial statements.

[CONTINUED]
CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2005

	Additional		Total
	Paid-in	Retained	Stockholders'
	Capital	Deficit	Deficit

BALANCES, December 31, 2003	$15,681,258	$(15,910,863)	$(213,601)

Preferred stock dividend	(56,042)	-	(56,042)
Issuance of stock for services	15,984	-	16,000
Stock options exercised	2,151,607	-	2,152,343
Issuance of preferred stock
to employees	19,041	-	53,041
Conversion of preferred stock
to common stock	-	-	-
Conversion of accrued
dividends and preferred
stock to common stock	153,827	-	154,333
Issuance of common stock
for 51% of Core	27,000	-	27,000
Stock option expense	1,905,639	-	1,905,639
Discount on convertible note	25,000	-	25,000
Net loss	-	(5,008,087)	(5,008,087)

BALANCES, December 31, 2004	19,923,314	(20,918,950)	(944,374)

Preferred stock dividend	(28,491)	-	(28,491)
Issuance of stock for services	2,996	-	3,000
Stock options exercised	673,655	-	676,795
Conversion of preferred stock
to common stock	(1,599)	-	-
Cancellation of common stock
for Core	(27,000)	-	(27,000)
Conversion of accrued dividends
to common stock	9,400	-	9,600
Stock option expense	206,087	-	206,087
Net loss	-	(1,046,763)	(1,046,763)

BALANCES, December 31, 2005	$20,758,362	$(21,965,713)	$(1,151,146)

See accompanying summary of accounting policies and notes to financial statements.

CYBERTEL COMMUNICATIONS CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,046,763)	$(5,008,087)
Less: Net loss from discontinued operations	129,111	205,890

Net loss from continuing operations	(917,652)	(4,802,197)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	17,719	17,656
Stock issued for services	3,000	69,041
Stock option expense	206,087	1,905,639
Bad debt expense	5,142	387,899
Bad debt recovery	(17,016)	-
Forgiveness of debt	(330,686)	-
Changes in:
Trade accounts receivable	6,720	(288,813)
Prepaid expenses	2,771	12,357
Other assets	2,537	(976)
Accounts payable	19,339	227,788
Accrued liabilities	115,698	(154,413)

Net cash used in continuing operations	(886,341)	(2,62,019)
Net cash provided by (used in)
discontinued operations	(35,000)	88,501

Net cash used in operating activities	(921,341)	(2,537,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to a third party	(75,000)	(2,537)

Net cash used in continuing operations	(75,000)	(2,537)
Net cash used in discontinued operations	-	(221,501)

Net cash used in investing activities	(75,000)	(224,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	676,795	2,152,343
Advances from related party	9,428	-
Proceeds from notes payable - related parties	135,000	150,000
Principal payments on notes payable	-	(25,000)

Net cash provided by continuing operations	822,223	2,277,343
Net cash provided by (used in)
discontinued operations	35,000	(127,000)

Net cash provided by financing activities	857,223	2,150,343

NET CHANGE IN CASH	(139,118)	(611,214)
CASH AND CASH EQUIVALENTS, beginning of year	140,305	751,518

CASH AND CASH EQUIVALENTS, end of year	$1,186	$140,304

CASH PAID FOR:
Interest	$-	$-
Income tax	-	-
SUPPLEMENTAL DISCLOSURES:
Conversion of accrued dividends to common stock	9,600	154,333
Issuance of common stock for 51% of Core	-	27,000
Cancellation of common stock for Core acquisition	27,000	-
Conversion of preferred stock to common stock	1,600	-
Accrued preferred stock dividends	28,491	56,042

See accompanying summary of accounting policies and notes to financial statements.

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies Description of the Company

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

Reclassifications. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation.

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was $1,000 allowance for doubtful accounts as of December 31, 2005.

Property and Equipment. Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

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

Basic and Diluted Net Loss per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Cybertel adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option- pricing model. The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2005

Net loss available to common
shareholders as reported	$(1,075,254)	$(5,064,129)
Add: stock based compensation
determined under intrinsic
value-based method	206,087	1,905,639
Less: stock based compensation
determined under fair value
based method	(827,061)	(12,703,625)

Pro forma net loss available to
common shareholders	$(1,696,228)	$(15,862,115)

Basic and diluted net loss
per common share:
As reported:
Continuing operations	$(.18)	$(38.46)
Discontinued operations	(.03)	(.21)
Total	(.21)	(40.55)

Pro forma:
Continuing operations	(.30)	(124.93)
Discontinued operations	(.03)	(1.65)
Total	(.33)	(127.03)

The weighted average fair value of the stock options granted during 2004 was $.03. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility range from 207.48% to 526.18%, and (4) zero expected dividends.

The weighted average fair value of the stock options granted during 2005 was $.03. Variables used in the Black-Scholes option-pricing model include (1) 3.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility range from 334.77% to 1379.18%, and (4) zero expected dividends.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation." SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Cybertel has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Cybertel during the calendar year 2006.

Cybertel does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Cybertel's results of operations, financial position or cash flow.

Note 2 Going Concern
As shown in the accompanying financial statements, Cybertel incurred recurring net losses from continuing operations of $917,652 and $4,802,197 in 2005 and 2004, respectively, has an accumulated deficit of $21,965,713 and a working capital deficit of $1,156,233 as of December 31, 2005. These conditions raise substantial doubt as to Cybertel's ability to continue as a going concern. The continued support of Cybertel creditors, lenders and shareholders is required in order for Cybertel to continue as a going concern. Management's plans to support Cybertel's operations include cutting overhead costs, borrowing additional funds and raising additional capital. Cybertel's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if Cybertel is unable to continue as a going concern.

Note 3 Income Taxes

Cybertel uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2005 and 2004, Cybertel incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $16,500,000 at December 31, 2005, and will expire in the years 2014 through 2025.

At December 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$ 5,610,000
Less: valuation allowance	(5,610,000)

Net deferred tax asset	$ -

Note 4 Preferred Stock

In July 2002, Cybertel amended their articles of incorporation to increase authorized Series B preferred stock from 5,000,000 shares to 50,000,000 shares, at a par of $.001 per share. The attributes of each series are as follows at December 31, 2005:

				Annual
	Total Series	Stated Value	Voting	Dividend	Conversion
	Outstanding			Rate	Rate
Series A	429	$ .001	No	6%	Market
Series B	50,000,000.001		Yes	None	No

Seniority - Each series is senior to alphabetically subsequent series. Cybertel has 429 shares of Series A Cumulative Convertible Preferred Stock outstanding with a liquidation preference of $1,000 per share, $429,000 at December 31, 2005. The holder of Series A is entitled to receive dividends in cash or common stock of Cybertel at the annual rate of 6% of the liquidation preference. Series A is convertible to Cybertel common stock, at any time at the option of the holder, at a formula approximating market value. 659 shares were converted in 2005, 875 shares were converted in 2004.

Note 5 Common Stock

During 2004:

- Cybertel issued 16,000 shares of common stock for services. The services were valued at the trading price on date of issuance. Cybertel had $16,000 of non-cash consulting expense included in general and administrative expense in 2004.

- Employees' exercised options to acquire 735,860 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $2,152,343.

- Holders of Series A preferred stock converted accrued dividends totaling $154,333 and 200 shares of Series A preferred stock into 506,489 shares of common stock based on the market price on date of conversion.

- Cybertel issued Core 20 shares of common stock for 51% of Core. See Note 10 for details.

During 2005:

- Cybertel issued 4,000 shares of common stock to its consultant for services. These shares were valued at the trading price on date of the issuance and Cybertel recorded $3,000 consulting expense.

- Employees exercised options to acquire 3,140,000 shares, of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $676,795.

- Holders of Series A preferred stock converted accrued dividends totaling $9,600 and 659 shares of Series A preferred stock into 1,800,000 shares of common stock based on the market price on date of conversion.

In October 2005, Cybertel effected a 1:500 reverse split. All shares and per share amounts presented have been restated to reflect the split as if it had occurred on the first day of the first period presented.

- Cybertel cancelled 20 shares of common stock previously issued to Core.

Note 6 Notes Payable

On June 24, 2004, Cybertel borrowed $25,000 from a third party. The note carries interest of 12%. The note was due within 180 days or around December 21, 2004. As of December 31, 2005, this note is in default and is carrying interest at 18%. Late payment penalties equal 10% of the total payment due.

During 2005:

- Cybertel borrowed total of $75,000 from one of its directors under several verbal agreements. These loans are due on demand and carry an interest rate of 5%.

- Cybertel borrowed $25,000 from a third party under a verbal agreement. This loan is due on demand and carries an interest rate of 5%.

- Cybertel borrowed total of $36,000 from an officer of the company under several promissory notes. These notes carry interest rate at 10% per annum and are due on demand.

Note 7 Stock Options and Warrants

Options:

In 2005 and 2004, Cybertel created various Employee and Non-Employee Directors and Consultants Retainer Stock Plans allowing employees and non-employees to receive certain options to purchase common stock and preferred stock. The plans are administered by Cybertel's Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Under these plans, the total number of shares of common stock that was designated by the Board of Directors totaled 4,030,338 and 879,860 during 2005 and 2004, respectively. And the total number of shares of preferred stock that was designated by the Board of Directors totaled 7,500,066 and 0 during 2005 and 2004, respectively. All of these options were issued to employees and have an exercise price of 75% to 90% of the market price on date of exercise. The maximum term of the options is ten years. Cybertel recorded the intrinsic value of $206,087 and $1,905,639 as the stock-based compensation expense for 2005 and 2004, respectively.

During 2004, 735,866 options issued had been exercised by the employees' on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $2,152,343.

During 2005, all of the options issued had been exercised by the employees' on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $676,795.

Summary information regarding options is as follows:

	Weighted			Weighted
	Common	Average	Preferred	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price

Outstanding at December 31, 2003	6	1,500.00	-	$-

Year ended December 31, 2004:
Granted	879,860	10.00	-	-
Exercised	(735,866)	(15.00)	-	-

Outstanding at December 31, 2004	144,000	15.00	-	-

Year ended December 31, 2005:
Granted	4,030,338	10.00	7,500,066	0.00
Exercised	(3,140,000)	15.00	-	-

Outstanding at December 31, 2005	890,338	0.50	7,500,066	0.00

Warrants:

In connection with a promissory note signed in March 2002, Cybertel issued 400 warrants to purchase Cybertel common stock at an exercise price of $165 per share that expire in March 2007. The warrants vested immediately. At December 31, 2005, these are the only warrants outstanding.

Note 8 Commitments and Contingencies

Purchase Commitment:

Cybertel was obligated to pay $1,200,000 in 2002 and is obligated to pay $2,150,000 over the next two years in minimum services to a major carrier. Cybertel is not currently paying anything under this agreement and has not purchased any services since mid-2002. The carrier has not requested Cybertel pay the minimum service obligations under this agreement the last four years.

Facility Lease:

In June, 2004 Cybertel executed a 38 month lease agreement for office space. Prior to that office space was rented on a month to month operating lease. Rent expense totaled approximately $63,430 and $56,841 for the years ended December 31, 2005 and 2004, respectively. Commitments under the lease for future years are as follows: $58,498 for 2006 and $29,673 for 2007.

Employment Agreements:

Cybertel maintains employment agreements with 2 key employees, which include severance compensation for one years' salary. As of December 31, 2005 Cybertel's commitment under the employment agreements aggregated approximately
$257,000.

Litigation:

Cybertel is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Management has determined these actions will not have a material effect on results of operations or the financial condition of Cybertel.

Note 9 Related Party Transactions

During 2003, Cybertel loaned cash to Bigvault Storage Technologies, Inc., a privately held corporation in the business of on-line data storage in the amount of $391,700 and were initially recorded as receivables by Cybertel. Management determined the amounts were potentially uncollectible and has recorded bad debt expense totaling $387,399 in 2004, in the accompanying consolidated statements of operations. Cybertel will pursue collection of the loans. In addition Cybertel has acquired a minority investment in Big Vault, Inc. Big Vault, Inc. is a licensee of Bigvault Storage Technologies, Inc.'s technology. Cybertel's CEO and CFO are also CEO and CFO of Big Vault, Inc. until December 15, 2004 when they resigned.

Note 10 Acquisition and Disposition of Core Energy, LLC

Acquisition:

On March 5, 2004, Cybertel acquired a 51% ownership interest in Core Energy, LLC ("Core"), a privately held oil & gas company for 20 shares of Cybertel's common stock valued at the then trading price of $27,000. Cybertel agreed to fund Core up to $300,000, and paid $100,000 of that at closing. In the event of a public offering by Core or a merger or acquisition by Core with a publicly-traded company, the other Core members will have the right to re- acquire additional membership interests such that they collectively have a 75% membership interest in Core. In such an event, the purchase price will be $384.62 for each 1% interest so re-acquired. However, in no event is Cybertel's interest in Core to fall below 25%.

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

Current assets	$175,939
Oil and gas properties	1,498,501

Total assets acquired	1,674,440

Accounts payable and accrued expenses	190,620
Notes payable	1,456,820

Total liabilities assumed	1,647,440

Net assets acquired	$27,000

The following shows the pro forma results of operations as though the purchase of Core had been completed as of January 1, 2004:

2004

Revenue	$1,373,865
Net loss	(5,011,534)
Net loss per share	(40.00)

Loss from operations of Core was $205,890 for 2004. The results of operations for Core from March 5, 2004 through December 31, 2004 are included in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows as a discontinued operation.

Disposition:

On April 12, 2005, Cybertel agreed to settle a dispute with Core that was effective as of March 31, 2005. Under the agreement, Cybertel agreed to release any membership interest and/or other equity interest in Core in exchange for the return of the 10,000 shares of common stock given to Core and Core's agreement to repay $190,000 of the loans Cybertel had made to Core.

Loss from operations of Core was $112,617 for 2005 and loss on disposal was $16,494 in 2005. The information has been classified in as discontinued operations in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows.

Note 11 Forgiveness of Debt

During 2005 Cybertel reached agreements with its creditors to forgive overdue accounts payable and a note payable. The total amount forgiven was $330,686, which included $225,000 of accounts payable, $100,000 of note payable and $5,686 of accrued interest.

Note 12 Subsequent Events

In February 2006 Cybertel borrowed $21,000 from third parties.

During the first quarter of 2006, holders of Series A Convertible Preferred
Stock converted 19 shares of Series A preferred stock into 1,200,000 shares of common stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

None.

Item 8(a). Controls and Procedures.

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

Item 8(b). Other Information.

On March 17, 2006, which is subsequent to the date of this Report, Albert A. Gomez, M.D. and James A. Wheeler entered into a Stock Sale and Purchase Agreement, pursuant to which Dr. Gomez sold 50,000,000 shares of Cybertel's Series B Preferred Stock to Mr. Wheeler at a purchase price of $20,000.

Each share of Series B Preferred Stock has 100 votes per share. Accordingly, the sale and transfer of the 50,000,000 shares of the Series B Preferred Stock to Mr. Wheeler effectively transferred control of Cybertel to
Mr. Wheeler.

In connection with this change in control, Dr. Gomez resigned as President and Chief Executive Officer of Cybertel. The board of directors appointed Mr. Wheeler as the new President and Chief Executive Officer, replacing Dr. Gomez. The board of directors also appointed Mr. Wheeler to fill one of the vacancies on the board of directors. Andrew Mercer and Reuben Gomez resigned as directors.

Thereafter, the board agreed to reduce the number of authorized directors, and concurrently therewith, Dr. Gomez and Richard D. Mangiarelli agreed to resign from the board of directors. The reduction in the number of authorized directors and the concurrent resignations of Dr. Gomez and Mr. Mangiarelli will become effective 11 days after the transmittal of an information statement pursuant to Rule 14(f)-1 of the Securities Exchange Act of 1934, as amended. The sale of the shares of Series B Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act (under the so-called "4(1 1/2)exemption" of the Securities Act).

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

		Date of	Date of
	Positions	Election or	Termination
Name	Held	Designation	or Resignation

Richard D.	CEO	6/96	6/14/05
Mangiarelli	President	6/96	6/14/05
	Director	6/96	4/17/06**
John E. Jordan	Director	6/96	6/14/05
Bruce G. Caldwell	Director	1/01	6/14/05
Paul Ferandell	Director	1/01	6/14/05
Richard F. Schmidt	Director, CFO	1/01	6/14/05
Joost H.
van Adelsberg, Jr.	Director	1/04	6/14/05

Albert A. Gomez M.D.	President	6/14/05	4/17/06
	CEO	6/14/05	4/17/06

Rueben R. Gomez J.D.	Director	6/14/05	4/17/06
Andrew Mercer	Director	6/14/05	4/17/06
James A. Wheeler	President	3/17/06	*
	CEO	3/17/06	*
	Director	3/17/06	*
David Brunscheon	Director	3/17/06	*

* These persons presently serve in the capacities
indicated.
** The resignations of Dr. Gomez and Mr. Mangiarelli will become effective 11 days after the transmittal of an information
statement pursuant to Rule 14(f)-1 of the Securities Exchange Act of 1934, as amended.

Business Experience.

James A. Wheeler, 44, became our President, Chief Executive Officer, and one of our directors effective March 17, 2006. Mr. Wheeler is a senior executive with 20 years experience in call center operations, human resources, and administration management. Mr. Wheeler has extensive expertise in telecom, information technologies, and web-based systems. Over the years, but not currently, as CEO of a consulting firm in Las Vegas, Nevada, a company that offers management consulting to start-ups, turn-a-rounds and operations, Mr. Wheeler negotiated new contracts and assigned personnel to projects. He also led staff to timely completion of projects which included being a consultant to a web-based company, and established company website for retail market and inventory controls and negotiated service level agreements with web companies. From June 2002 to present he has been Chief Executive Officer and a Director of SkyBridge Wireless, Inc., a publicly traded company located in Las Vegas, Nevada in the business of being a Fixed Wireless Service Provider. >From August 1999 to December 2002 Mr. Wheeler was the President of Executive Management Services, a company located in Las Vegas, Nevada, in the business of consulting with start-up companies, turn-a-rounds and operations. He has a degree in Business Administration, 1981 -- N/W Nazarene University, Nampa, Idaho, and a BA Business Administration, 2000 -- Americus University, Washington, D.C. and MBA Business Administration, 2002 -- Americus University, Washington, D.C.

Significant Employees.

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

Compliance with Section 16(a) of the Exchange Act

James A. Wheeler will file a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission within 10 days of the date of the filing of this Annual Report.

The Company believes that some of its directors, executive officers and 10% stockholders may be delinquent in filing their Section 16(a) reports and is currently attempting to determine which reports may be delinquent and to ensure that they are filed expeditiously. In addition, the Company has adopted an Insider Trading Policy which requires semi-annual reminders to such persons of their duty to file Section 16(a) reports in a timely manner.

Code of Ethics.

The Company adopted a Code of Ethics and it was attached to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Item 13, Part III of this Report.

Audit Committee.

Due to the fact that it currently has only one director, the Company does not currently have a standing audit committee.

The Company does not have a standing nominating committee or a charter with respect to the process for nominations to our Board of Directors. Currently, members of the Company's Board submit nominees for election thereto to the entire Board for its consideration.

The Company's Bylaws do not contain any provision addressing the process by which a stockholder may nominate an individual to stand for election to the Board of Directors, and the Company does not have any formal policy concerning stockholder recommendations to the Board of Directors. To date, we have not received any recommendations from stockholders requesting that the Board consider a candidate for inclusion among the slate of nominees in our proxy statement. However, the absence of such a policy does not mean that the Board of Directors would not consider any such recommendation, had one been received. The Board would consider any candidate proposed in good faith by a stockholder. To do so, a stockholder should send the candidate's name, credentials, contact information, and his or her consent to be considered as a candidate to the Company's Chief Executive Officer, James A. Wheeler. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

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

The Board of Directors identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company's business and who are willing to continue in service are considered for re- nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board of Directors are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, the Company has not engaged third parties to identify or evaluate or assist in identifying potential nominees, although the Company reserves the right in the future to retain a third party search firm, if necessary.

Item 10. Executive Compensation.

The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Long Term Compensation

	Annual		Compensation		Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and	Year or			Other		Securities	LTIP	All Other
Principal	Period	Salary	Bonus	Annual	Restricted	Underlying	Pay-outs	Compensation
Position	Ended	($)	($)	Compensation	Stock	Options

James A.	12/31/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wheeler
Pres, CEO
director

Albert A.
Gomez	12/31/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pres, CEO
director

Rueben R.
Gomez	12/31/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-
director

Andrew Mercer	12/31/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-
director

Richard
Mangarelli	12/31/03	180,000	12,500	-0-	120,000(1)	-0-	-0-	-0-
CEO, Pres.	12/31/04	125,000	-0-	-0-	120,000(1)	-0-	-0-	-0-
and Director	12/31/05	115,577(2)	-0-	-0-	-0-	-0-	-0-	-0-

Richard F.
Schmidt	12/31/03	125,000	12,500	-0-	120,000(1)	-0-	-0-	-0-
CFO and	12/31/04	125,000	23,076	-0-	120,000(1)	-0-	-0-	-0-
Director	12/31/05	115,577	(3)-0-	-0-	-0-	-0-	-0-	-0-

John E.	12/31/03	-0-	-0-	-0-	120,000(1)	-0-	-0-	-0-
Jordan	12/31/04	-0-	-0-	-0-	120,000(1)	-0-	-0-	-0-
Director	12/31/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Bruce G.	12/31/03	-0-	-0-	-0-	120,000(1)	-0-	-0-	-0-
Caldwell	12/31/04	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	12/31/05

Paul	12/31/03	-0-	-0-	-0-	120,000(1)	-0-	-0-	-0-
Ferandell	12/31/04	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	12/31/05

Joost H.	12/31/04	-0-	-0-	-0-	70,000(1)	-0-	-0-	-0-
van Adelsberg	12/31/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jr, Director

(1) See the Caption "Compensation of Directors," below.

(2) This salary has been accrued but has not been paid.

(3) $52,885 of this salary has been paid, with the remaining $62,692 having been accrued but not paid.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

On June 14, 2005, Cybertel entered into an employment agreement with Richard D. Mangiarelli pursuant to which Cybertel employs Mr. Mangiarelli as its Secretary and Chief Operating Officer. The agreement is for two years and includes the following material terms: (i) a minimum annual base salary of $100,000; (ii) commencing after Cybertel closes on the acquisition of Strategic Healthcare Systems, Inc., for each ten percent (10%) rise in share price of Cybertel's common stock (proportionately adjusted for stock splits, stock dividends, reverse stock splits, and the like), calculated quarterly, a $10,000 raise in annual compensation; (iii) annual bonus of five percent (5%) of increased annual net revenues attributable to acquisition or roll ups of additional facilities; (iv) employee benefits and perquisites, including but not limited to, pension plans, deferred compensation plans, stock options, annual bonus plans, long term incentive plans, group life insurance, disability, sickness and accident insurance and health benefits under such plans and programs as provided to other executives of Cybertel from time to time; and (v) paid vacation as well as holidays, leave of absence, and leave for illness and temporary disability in accordance with Cybertel's policies. Cybertel may not terminate Mr. Mangiarelli's employment without cause, as that term is defined in the employment agreement.

In connection with commencement of Mr. Mangiarelli's employment agreement, Cybertel granted to Mr. Mangiarelli options to purchase (1) shares of Cybertel's common stock such that the number of shares of common stock issuable upon exercise of the option shall equal seven and one-half percent (71/2%) of the issued and outstanding common stock as of the date of exercise, and (2) shares of Cybertel's preferred stock such that the number of shares of common stock issuable upon exercise of the option shall equal seven and one-half percent (7 1/2%) of the issued and outstanding preferred stock as of the date of exercise. Each option may be exercised for $500.00. The options expire on June 14, 2010.

On June 14, 2005, Cybertel entered into an employment agreement with Richard F. Schmidt pursuant to which Cybertel employs Mr. Schmidt as its Chief Financial Officer. The agreement is for two years and includes the following material terms: (i) a minimum annual base salary of $100,000; (ii) commencing after Cybertel closes on the acquisition of Strategic Healthcare Systems, Inc., for each ten percent (10%) rise in share price of Cybertel's common stock (proportionately adjusted for stock splits, stock dividends, reverse stock splits, and the like), calculated quarterly, a $10,000 raise in annual compensation; (iii) annual bonus of five percent (5%) of increased annual net revenues attributable to acquisition or roll ups of additional facilities; (iv) employee benefits and perquisites, including but not limited to, pension plans, deferred compensation plans, stock options, annual bonus plans, long term incentive plans, group life insurance, disability, sickness and accident insurance and health benefits under such plans and programs as provided to other executives of Cybertel from time to time; and (v) paid vacation as well as holidays, leave of absence, and leave for illness and temporary disability in accordance with Cybertel's policies. Cybertel may not terminate Mr. Schmidt's employment without cause, as that term is defined in the employment agreement.

In connection with commencement of Mr. Schmidt's employment agreement, Cybertel granted to Mr. Schmidt options to purchase (1) shares of Cybertel's common stock such that the number of shares of common stock issuable upon exercise of the option shall equal seven and one-half percent (7 1/2%) of the issued and outstanding common stock as of the date of exercise, and (2) shares of Cybertel's preferred stock such that the number of shares of common stock issuable upon exercise of the option shall equal seven and one-half percent (71/2%) of the issued and outstanding preferred stock as of the date of exercise. Each option may be exercised for $500.00. The options expire on June 14, 2010.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the share holdings of our Company's directors and executive officers and those persons who own more than five percent of our Company's common stock as of the date hereof. Information regarding the capacities in which each director and executive officer serves for our Company is contained in Item 9, Part III, of this Annual Report.

	Number of Shares
Name and Address	Beneficially Owned of Class(1)	Percentage

James A. Wheeler	50,000,000 Preferred	(7) 100%
9444 Waples Street
Suite #290
San Diego, California
92121

Richard D. Mangiarelli (2)	306 Common	(8)
2820 La Mirada Drive, #H
Vista, California
92083

John E. Jordan(3)	250 Common	(8)
2820 La Mirada Drive, #H
Vista, California
92083
Bruce G. Caldwell, Ed.D(4)	250 Common	(8)
2820 La Mirada Drive, #H
Vista, California
92083

Paul Ferandell, Jr.(5)	514 Common	(8)
2820 La Mirada Drive, #H
Vista, California
92083

Richard F. Schmidt(6)	350 Common	(8)
2820 La Mirada Drive, #H
Vista, California
92082

Joost H. van Adelsberg, Jr.	-0-	0%
2820 La Mirada Drive, #H	-0-	0%
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

Changes in Control.

There was an 8-K Current Report dated March 17, 2006, filed with the
Securities and Exchange Commission regarding the transfer of our Company's securities which resulted in a change in control of our Company. See Part
III, Item 13.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

Except as indicated below, during the calendar year ended December 31, 2005, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

During 2005:

- Cybertel borrowed total of $75,000 from one of its directors under several verbal agreements. These notes are due on demand and carry an interest rate of
5%.

- Cybertel borrowed $25,000 from a third party under a verbal agreement. This note is due on demand and carries an interest rate of 5%.

- Cybertel borrowed total of $36,000 from an officer of the company under several promissory notes. These notes carry interest rate at 10% per annum and are due on demand.

Certain Business Relationships.

Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2005, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.

Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2005, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.

Cybertel has no parents.

Transactions with Promoters.

Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2005, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

Current Report on Form 8-K dated June 14, 2005, and filed July 7, 2005.

Current Report on Form 8-K dated October 26, 2005, and filed November 1,
2005.

Current Report on Form 8-K dated March 17, 2006, and filed March 24,
2006.

Exhibit
Number	Description

21	Subsidiaries

31.1	302 Certification of James A. Wheeler

32	906 Certification

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
2004, filed June 2, 2005.

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

S-8 Registration Statement filed June 1, 2004.

S-8 Registration Statement filed July 23, 2004.

Definitive Information Statement filed April 29, 2004.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to Cybertel by its principal accountants during the calendar years ended December 31, 2005, and
December 31, 2004:

Fee category		2005	2004
------------		----	----

Audit fees		$42,010	$47,870

Audit-related fees	$		$0

Tax fees	$		$0

All other fees	$		$0

Total fees		$42,010	$47,870

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

CYBERTEL CAPITAL CORP.

Date: April 17, 2006	By:	/s/ James A. Wheeler

CEO, President and Director

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.

CYBERTEL CAPITAL CORP.

Date: April 17, 2006	By:	/s/ James A. Wheeler

CEO, President and Director