Form 10QSB
period 2006-03-31
CYBERTEL CAPITAL CORP
filed 2006-05-22
CIK 1036148

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File No. 000-26913

CYBERTEL CAPITAL CORP.
(Exact name of Small Business Issuer as specified in its Charter)

NEVADA	86-0862532
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9444 Waples St., Ste 290
San Diego, California 92121
(Address of Principal Executive Offices)

Issuer's Telephone Number: (858) 646-7410

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]*

* See the disclosure under the heading “Management’s Discussion and Analysis or Plan of Operation,” Part I, Item 2 of this Report.
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Not applicable.

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

24,026,140 shares at May 15, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10- QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
ASSETS
Current assets	$5,331	$1,186
Cash
Accounts receivable, net of allowance for doubtful accounts of $1,000 for both periods	5,170	8,996
Total current assets	10,501	10,182
Deposits	5,087	5,087
Total assets	$15,588	$15,269
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$387,484	$384,038
Accrued liabilities	671,898	611,949
Notes payable to related parties	219,846	170,428
Total current liabilities	1,279,228	1,166,415
Commitments and contingencies	-	-
Stockholders' deficit:
Series A convertible preferred stock, $.001 par;	-	-
5,000 shares authorized; 410 and 429 shares
issued and outstanding
Series B voting preferred stock, $.001 par;
50,000,000 shares authorized; 50,000,000
shares issued and outstanding	50,000	50,000
Common stock, $.001 par value, 10,000,000,000
shares authorized, 10,705,184 and 6,205,184
shares issued and outstanding	10,705	6,205
Additional paid in capital	20,843,947	20,758,362
Accumulated deficit	(22,168,292)	(21,965,713)
Total stockholders' deficit	(1,263,640)	(1,151,146)
Total liabilities and stockholders' deficit	$15,588	$15,269

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	2006	2005
REVENUES	$7,863	$18,220
COST OF GOODS SOLD	-	27,626
Gross profit (loss)	7,863	(9,406)

EXPENSES
General, administrative and selling	113,315	456,877
Stock-based compensation expense	96,283	84,937
Bad debt expense	-	10,000
Bad debt recovery	(19)	-

Total expenses	209,579	551,814
Operating loss	(201,716)	(561,220)

OTHER INCOME (EXPENSE)
Other income	2,850	5,992
Interest expense	(3,712)	(12,018)
Total other expense	(862)	(6,026)
Net loss from continuing operations	(202,578)	(567,246)

Discontinued operations:
Loss from discontinued operations	-	(112,617)
Loss on discontinued operations	-	(16,494)
NET LOSS	(202,578)	(696,357)
Preferred stock dividends	(6,198)	(8,409)
Net loss attributable to common shareholders	$(208,776)	$(704,766)
Basic and diluted net loss per share
from continuing operations	$(0.03)	$(0.21)
Basic and diluted net loss per share
from discontinued operations	$-	$(0.05)
Basic and diluted net loss per share	$(0.03)	$(0.26)
Basic and diluted weighted average shares
Outstanding	7,328,517	2,666,382

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
	2006	2005
Net loss	$(202,578)	$(696,357)
Add: Net loss from discontinued operations	-	(129,111)
	(202,578)	(567,246)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	1,339
Stock issued for services	93,000	3,000
Stock option expense	3,283	81,937
Bad debt expense	-	10,000
Bad debt recovery	(19)	-
Amortization of discount on note	-	6,164
Changes in assets and liabilities:
Accounts receivable	3,845	(10,189)
Prepaid expenses	-	(11,072)
Accounts payable and accrued expenses	57,196	5,058
Net cash used in continuing operations	(45,273)	(481,009)
Net cash used in discontinued operations	-	(35,000)
Net cash used in operating activities	(45,273)	(516,009)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	-	532,515
Advances from related party	1,418	-
Proceeds from notes payable - related parties	48,000	-
Net cash provided by continuing operations	49,418	532,515
Net cash used in discontinued operations	-	(40,000)
Net cash provided by financing activities	49,418	492,515
NET CHANGE IN CASH	4,145	(23,494)
Cash, beginning of period	1,186	140,304
Cash, end of period	$5,331	$116,810
Cash paid for interest and taxes	$-	$3,101
SUPPLEMENTAL DISCLOSURES:
Conversion of preferred stock to common stock	1,200	-

CYBERTEL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Capital Corporation ("Cybertel") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, Cybertel began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Cybertel had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Cybertel adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123R, to stock-based employee compensation for the three months ended March 31, 2005:
Net loss available to common
stockholders, as reported	$(704,776)
Add: stock based compensation
determined under intrinsic value
Based method	81,937
Less: stock based compensation
determined under fair value	(546,247)
Pro forma net loss available
to common shareholders	$(1,169,086)
Basic and diluted net loss per share
As reported	$(0.26)
Pro forma	$(0.44)

NOTE 3 - NOTES PAYABLE

During the quarter ended March 31, 2006:

Cybertel borrowed $37,000 from a related party under a verbal agreement. This loan is due on demand and carries an interest rate of 5%.

Cybertel borrowed $11,000 from a related party on a demand promissory note. The note carries an interest rate of 10%.

NOTE 4 - COMMON STOCK

During the quarter ended March 31, 2006:

Holders of Series A preferred stock converted 19 shares of Series A Convertible Preferred Stock into 1,200,000 shares of common stock, using the market price on the date of conversion.

Cybertel issued 3,300,000 shares of common stock for services valued at $93,000.

NOTE 5 - SUBSEQUENT EVENTS
During April and May 2006, Cybertel issued 11,300,000 shares of common stock to consultants for services with an approximate value of $248,600. Also during April and May 2006, 25 shares of Series A preferred stock were converted into 2,000,000 common shares at a conversion price of $0.0125.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

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

On April 7, 2006, which is subsequent to the period covered by this Report, the Company entered into an agreement to acquire The Swiftsure Group, Inc., Virginia-based company that was established in 2002. The Swiftsure Group is a systems integrator that specializes in fixed and mobile wireless interoperability for public safety, homeland security and emergency first responder operations. The agreement states that Swiftsure will exchange 100% of its common stock for 500,000 shares of CBCL Preferred Series C stock, each share of which will convert in two years into $2.00 of CBCL common stock.

Our management does not consider the Company to have been a “shell” company as of March 31, 2006, and the cover pages of our periodic reports as filed with the Securities and Exchange Commission have not indicated any such shell company status. However, in a recent discussion with our securities counsel, we were advised that the Company may be deemed to be a shell company under Rule 12b-2 of the Securities and Exchange Commission. As a result, we are proceeding as expeditiously as possible to comply with the disclosure requirements of Item 2.01(f) and Item 5.01(a)(8) of Form 8-K with respect to our recent acquisitions.

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

Results of Operations.

The Company generated a net loss of $202,578 for the quarter ended March 31, 2006, and had net loss of $696,257 for the quarter ended March 31, 2005. After the Preferred stock dividend the net loss attributable to common shareholders was $208,776 for the quarter ended March 31, 2006 and was $704,766 for the quarter ended March 31, 2005.

Revenues for the three-month period ended March 31, 2006 decreased to $7,863, from $18,220 for the three months ended March 31, 2005.

General, administrative and selling costs were $209,598 during the three months ended March 31, 2006, as compared to $541,814 for the three-month period ended March 31, 2005.

Liquidity.

The Company incurred net losses from operation of $202,578 and $696,257 for the three months ended March 2006 and 2005, respectively, and had a stockholders' deficit of $1,263,640 as of March 31, 2006. Our management is attempting to raise sufficient additional capital through sales of stock.

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

(2) On March 2, 2006, Epstein, Fitzsimmons, Brown, Gioia, Jacobs & Sprouls, P.C., obtained a $15,000 default judgment against us in the Superior Court of New Jersey for Morris County.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates all sales of unregistered securities by Cybertel during the quarterly period ended March 31, 2006:

Name Date No. of Shares Aggregate Consideration

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarterly period ended March 31, 2006, no matter was submitted to a vote of our security holders.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No. Description.

31	302 Certification of James A. Wheeler
32	906 Certification of James A. Wheeler

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERTEL CAPITAL CORP.

Date: By: _James A. Wheeler
James A. Wheeler, CEO, President and Director
May 22, 2006