Form 10QSB
period 2006-06-30
CYBERTEL CAPITAL CORP
filed 2006-08-21
CIK 1036148

U. S. Securities and Exchange Commission
 Washington, D. C. 20549
FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Indicate by check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]*

* See the disclosure under the heading “Management's Discussion and Analysis or Plan of Operation,” Part I, Item 2 of this Report.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

233,946,090 shares at August 17, 2006

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

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

Assets
	June 30, 2006	December 31, 2005
CURRENT ASSETS
Cash	$7,945	$1,186
Accounts Receivable, net	26,943	8,996
Other Current Assets	1,000	-
TOTAL CURRENT ASSETS	35,888	10,182

Fixed Assets	84,558	-
Accumulated Depreciation	(58,724)	-
NET FIXED ASSETS	25,834	-

Customer List	194,399	-
Goodwill	375,081	-
Deposits	5,087	5,087

TOTAL ASSETS	$636,289	$15,269

Liabilities and Stockholders' Deficit

CURRENT LABILITIES
Accounts Payable	$411,379	$384,038
Accrued Liabilities	746,957	611,949
Notes Payable to Related Parties, Current Portion	5,317	170,428
TOTAL CURRENT LIABILITIES	1,163,653	1,166,415

Notes Payable to Related Parties	291,580	-

TOTAL LIABILITIESS	1,455,233	1,166,415

STOCKHOLDERS' DEFICIT:
Series A Convertible Preferred Stock, $.001 par;
5,000 shares authorized; 353 and 429 shares
issued and outstanding	-	-
Series B Voting Preferred Stock, $.001 par;
50,000,000 shares authorized; 50,000,000
shares issued and outstanding	50,000	50,000
Series C Preferred Stock $2.00 par value; 1,000,000 share authorized,
500,000 shares issued and outstanding	1,000,000	-
Common Stock, $.001 par value, 10,000,000,000
shares authorized, 67,576,334 and 6,205,184
issued and outstanding	67,576	6,205
Additional Paid In Capital	20,866,685	20,758,362
Accumulated Deficit	(22,803,205)	(21,965,713)
TOTAL STOCKHOLDERS' DEFICIT	(818,944)	(1,151,146)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$636,289	$15,269

See accompanying notes to consolidated financial statements

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

REVENUES	$10,623	$17,528	$18,486	$35,748
COST OF GOODS SOLD	-	250	-	27,876
Gross Profit	10,623	17,278	18,486	7,872

EXPENSES
Selling, General and Administrative	642,450	542,015	852,031	1,093,829
TOTAL OPERATING EXPENSES	642,450	542,015	852,031	1,093,829
OPERATING LOSS	(631,827)	(524,737)	(833,545)	(1,085,957)

OTHER INCOME (EXPENSE)
Other Income	1,900	2,460	4,750	8,452
Interest Expense	(4,984)	(10,580)	(8,696)	(22,598)
Forgiveness of Debt	-	330,686	-	330,686
TOTAL OTHER INCOME/(EXPENSE)	(3,084)	322,566	(3,946)	316,540

NET LOSS FROM CONTINUED OPERATIONS	(634,911)	(202,171)	(837,491)	(769,417)

Loss from discontinued operation				(129,111)

NET LOSS	(634,911)	(202,171)	(837,491)	(898,528)

Preferred Stock Dividends	(5,632)	(6,881)	(11,830)	(15,290)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(640,543)	$(209,052)	$(849,321)	$(913,818)

Earnings (loss) per share, basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.23)

Weighted average number of shares outstanding basic and diluted	26,868,390	5,109,140	19,821,216	3,894,509

See accompanying notes to consolidated financial

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the six months
	ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(837,491)	$(898,528)
Less: Net loss from discontinued operations	-	(129,111)
Net loss from continuing operations	(837,491)	(769,417)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	2,215
Stock issued for services	614,135	3,000
Stock option expense reduction adjustment	(5,322)	287,356
Bad debt expense	-	10,000
Amortization of discount on note	-	15,411
Forgiveness of debt	-	(330,686)
Changes in assets and liabilities:
Accounts receivable	3,582	(10,074)
Prepaid expenses	-	(12,214)
Accounts payable and accrued expenses	130,464	44,505

Net cash used in continuing operations	(94,632)	(759,904)
Net cash used in discontinued operations	-	(35,000)

Net cash used in operating activities	(94,632)	(794,904)

CASH FLOW FROM INVESTING ACTIVITIES
Cash from acquisition of HBLN	2,733	-
Loan to third party	-	(75,000)
Net cash used in investing activities	2,733	(75,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	123,419	25,000
Payment of loan	(12,931)	-
Payment of dividends	(11,830)	-
Proceeds from exercise of common stock options	-	676,794
Net cash provided by continuing operations	98,658	701,794
Net cash provided by discontinued operations	-	35,000
Net cash provided by financing activities	98,658	736,794

NET CHANGE IN CASH	6,759	(133,110)

Cash, beginning of period	1,186	140,304

Cash, end of period	$7,945	$7,194

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$8,727	$22,598
Non-cash financing activities:
Conversion of accrued dividends to common stock	$-	$9,600

See accompanying notes to consolidated financial statements

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

NOTE 2 - ACQUISITION OF HBLN

On June 30, 2006, Cybertel acquired 100% interest in HBLN Services Inc. (“HBLN”), a Georgia Corporation pursuant to a Stock Exchange Agreement dated March 31, 2006. Pursuant to the Stock Exchange Agreement, all of the shareholders of HBLN exchanged all of their stock in HBLN (which constituted 1,000,000 shares of Common Stock in the Company) solely for shares of Cybertel’s Series C Preferred Stock. The 1,000,000 shares of HBLN Common Stock were exchanged for 500,000 shares of Cybertel Series C Preferred Stock. As a consequence of such transaction, HBLN has become a wholly-owned subsidiary of Cybertel. Each share of Series C Preferred Stock is convertible after two years and is convertible into $2.00 of Cybertel Common Stock at the time of conversion. Management evaluated the conversion feature embedded in the Series C Preferred Stock for derivatives based on the guidance of SFAS 133. Management determined that the economic characteristics and risks of the conversion feature were clearly and closely related to the preferred stock. Specifically, the preferred stock is not redeemable and contained voting rights.

The primary reason for the acquisition was to move quickly into broadband and telephony services markets with a full array of services. The following table summarizes the preliminary fair values assigned to the assets and liabilities at the date of acquisition:

Current assets	$25,262
Property and equipment	25,834
Customer list	194,399
Goodwill	375,081
Total assets	620,576

Less:
Total liabilities	47,865
Total purchase price	$572,711

The customer list was valued by discounting the expected future cash flow of existing customers discounted at a rate of 43.08%. The excess of the purchase price over the fair value of the net assets and the customer list was allocated to goodwill, none of which is expected to be deductible for tax purposes.

The following pro forma information assumes the acquisition of HBLN occurred on January 1, 2006 and January 1, 2005, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended,
	June 30, 2006			June 30, 2005
	Cybertel	HBLN	Consolidated	Cybertel	HBLN	Consolidated
REVENUES	10,623	54,457	65,080	17,528	72,690	90,218
COST OF GOODS SOLD	-	46,319	46,319	250	66,752	67,002
Gross Profit	10,623	8,138	18,761	17,278	5,938	23,216

EXPENSES
Selling, General and Administrative	642,450	35,209	677,659	542,015	8,264	550,279
Depreciation and Amortization		2,229	2,229		2,229	2,229
TOTAL OPERATING EXPENSES	642,450	37,438	679,888	542,015	10,493	552,508
OPERATING LOSS	(631,827)	(29,300)	(661,127)	(524,737)	(4,555)	(529,292)

OTHER INCOME (EXPENSE)
Other Income	1,900		1,900	2,460		2,460
Interest Expense	(4,984)	(554)	(5,538)	(10,580)	(193)	(10,773)
Forgiveness of Debt			-	330,686		330,686
TOTAL OTHER INCOME (EXPENSE)	(3,084)	(554)	(3,638)	322,566	(193)	322,373

NET LOSS	(634,911)	(29,854)	(664,765)	(202,171)	(4,748)	(206,919)

Preferred Stock Dividends	(5,632)		(5,632)	(6,881)		(6,881)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(640,543)	$(29,854)	$(670,397)	$(209,052)	$(4,748)	$(213,800)

Basic and diluted net loss per share			$(0.02)			$(0.04)
Basic and diluted weighted average shares Outstanding			26,868,390			5,109,140

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six months ended,
	June 30, 2006			June 30, 2005
	Cybertel	HBLN	Consolidated	Cybertel	HBLN	Consolidated
REVENUES	18,486	114,939	133,425	35,748	208,489	244,237
COST OF GOODS SOLD	-	66,452	66,452	27,876	124,576	152,452
Gross Profit	18,486	48,487	66,973	7,872	83,913	91,785

EXPENSES
Selling, General and Administrative	852,031	60,712	912,744	1,093,829	15,314	1,109,143
Depreciation and Amortization		4,458	4,458		4,458	4,458
TOTAL OPERATING EXPENSES	852,031	65,170	917,201	1,093,829	19,772	1,113,601
OPERATING INCOME / (LOSS)	(833,545)	(16,683)	(850,228)	(1,085,957)	64,141	(1,021,816)

OTHER INCOME (EXPENSE)
Other Income	4,750		4,750	8,452		8,452
Interest Expense	(8,696)	(614)	(9,310)	(22,598)	(307)	(22,905)
Forgiveness of Debt			-	330,686		330,686
TOTAL OTHER INCOME (EXPENSE)	(3,946)	(614)	(4,560)	316,540	(307)	316,233

NET LOSS FROM CONTINUED OPERATIONS	(837,491)	(17,297)	(854,788)	(769,417)	63,834	(705,583)

Loss from discontinued operations	-	-	-	(129,111)	-	(129,111)

NET LOSS	(837,491)	(17,297)	(854,788)	(898,528)	63,834	(834,694)

Preferred Stock Dividends	(11,830)		(11,830)	(15,290)		(15,290)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(849,321)	(17,297)	(866,618)	(913,818)	63,834	(849,984)

Basic and diluted net loss per share			$(0.04)			$(0.23)
Basic and diluted weighted average shares Outstanding			19,821,216			3,894,509

NOTE 3- STOCK BASED COMPENSATION

Effective January 1, 2006, Cybertel began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Cybertel had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Cybertel adopted the modified prospective transition method provided for under SFAS No. 123R and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized for the six months ended June 30, 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123R, to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss attributable to common stockholders, as reported	$(209,052)	$(913,818)

Add: stock based compensation determined under intrinsic value	178,231	287,356
Less: stock based compensation determined under fair value	(142,319)	(907,315)
Pro forma net loss available to common shareholders	$(173,140)	$(1,533,777)

Basic and diluted net loss per share as reported	$(0.04)	$(0.23)
Pro forma	$(0.03)	$(0.39)

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

For the six months ended June 30, 2006:

Cybertel borrowed $72,000, $37,000, $11,000 and $3,419 from four related parties. These notes carry an interest rate of 10% per annum and is payable on demand.

As of June 30, 2006, HBLN has an outstanding note in the principal amount of $15,981. Interest on this note is payable monthly at a rate of 0.4713%. The total interest paid to principal for the three and six months ended June 30, 2006 was $21 and $41, respectively. This note was obtained to finance the purchase of HBLN’s company vehicle and is collateralized by HBLN’s vehicle.

NOTE 5 - COMMON STOCK

During the six months ended June 30, 2006, holders of Series A preferred stock converted 76 shares of Series A Convertible Preferred Stock into 5,921,150 shares of common stock, using the market price on the date of conversion.
Cybertel issued 55,450,000 shares of common stock for services valued at market of $614,135.

NOTE 6 - SUBSEQUENT EVENTS

Since June 30, 2006 88.9 million shares of Series “A” stock have been converted to common stock at market price, and 77.5 million shares have been issued to consultants for services at market price.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, Form 10-QSB and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Report.

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements", including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

CyberTel Capital Corp. (the “Company” or “CyberTel”) is a technology consulting and management firm offering full service capabilities in the wireless, telecommunications and broadband business. CyberTel works with clients to develop and deploy wireless and fiber broadband services for service providers, large and small with its select group of consultants, vendor partners and key relationships within the telecommunications and venture capital community.

The Company provides: Business planning and advisory services; Engineering, Furnishing and Installation of WiMAX systems, IP infrastructure and IMS applications for service providers; Managed services to operate and maintain WiMAX networks for our business partners; Operations Support and Customer Care systems to support our partners’ business operations integrated with their operating assets in a simplified user interface.

The Company relies heavily on technology and service partners to provide the equipment, service management and expertise to deploy these communication solutions. The Company markets its services to a wide variety of agencies, companies and institutions including the Department of Homeland Security, Department of Defense, FEMA, public safety and first responder agencies such as police and fire departments, municipalities and government agencies.

Recent Developments

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

Each share of Series B Preferred Stock entitles the holder to 100 votes per share. Accordingly, the sale and transfer of the 50,000,000 shares of the Series B Preferred Stock to Mr. Wheeler effectively transferred control of Cybertel to Mr. Wheeler.

In connection with this change in control, Dr. Gomez resigned as President and Chief Executive Officer of Cybertel. The board of directors appointed Mr. Wheeler as the new President and Chief Executive Officer, replacing Dr. Gomez. The board of directors also appointed Mr. Wheeler to fill one of the vacancies on the board of directors. Andrew Mercer and Reuben Gomez resigned as directors.

Thereafter, the board agreed to reduce the number of authorized directors, and concurrently therewith, Dr. Gomez and Richard D. Mangiarelli agreed to resign from the board of directors. The reduction in the number of authorized directors and the concurrent resignations of Dr. Gomez and Mr. Mangiarelli became effective 11 days after the transmittal of the information statement pursuant to Rule 14(f)1 of the Securities Exchange Act of 1934, as amended. The sale of the shares of Series B Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act (under the so-called "4(1 1/2) exemption" of the Securities Act). See the 8-K Current Report dated March 17, 2006. See Part III, Item 13.

On March 31, 2006, the Company entered into an agreement to merge with HBLN Services, Inc., an established provider of consulting services to government and commercial telecommunications providers. The agreement states that HBLN will exchange 100% of its common stock for 500,000 shares of Cybertel Series C Preferred Stock, each share of which will convert in two years into $2.00 of Cybertel common stock. The transaction was consummated on June 30, 2006.

On April 7, 2006, the Company entered into an agreement to acquire The Swiftsure Group, Inc., Virginia-based company that was established in 2002. This agreement has not been consummated.

Results of Operations.

Our Company generated a net loss of $837,491 and $898,528 for the six months ending June 30, 2006 and 2005, respectively, and $634,911 and $202,171 for the three months ending June 30, 2006 and 2005, respectively. After a preferred stock dividend the net loss attributable to common stockholders was $849,321 and $913,818 for the six months ending June 30 2006 and 2005, respectively, and $640,543 and $209,052 for the three months ending June 30, 2006 and 2005, respectively.

Liquidity

Cybertel incurred net losses of $837,491 and $898,528 during the six months ended June 30, 2006 and  2005, respectively, and a stockholders' deficit of $818,944 as of June 30, 2006. Our management is attempting to raise sufficient additional capital through sales of stock, but has not done so as of August 15, 2006. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern, as expressed in our auditor's report.

ITEM 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

(1) On or about January 25, 2002, Prudential Home Building Investors, Inc., a New Jersey corporation ("Prudential"), filed a complaint against our Company in the Superior Court of California, County of San Diego, Central Division. The case was designated Case No. GIC 782069, and sought damages in the amount of $32,000 for unpaid rent on our former La Jolla facility from September 2001, through December 2001, when the lease terminated. Our Company has accrued this expense.

(2) On March 2, 2006, Epstein, Fitzsimmons, Brown, Gioia, Jacobs & Sprouls, P.C., obtained a $15,000 default judgment against us in the Superior Court of New Jersey for Morris County.

ITEM 2. UNREGISTERED SALE OF SECURITIES

None.

ITEM 3. DEFAULT OF SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the six months ended June 30, 2006, no matter was submitted to a vote of our security holders.

ITEM 5. OTHER INFORMATIONS

None; not applicable.

ITEM 6. EXHIBITS.

Exhibit No. Description

31.1	Certification Pursuant to Section 301 of the Sarbanes Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERTEL CAPITAL CORP.

By: _James A. Wheeler
James A. Wheeler, CEO, President and Director

Dated: August 21, 20067