Form 10QSB
period 2006-09-30
CYBERTEL CAPITAL CORP
filed 2006-11-17
CIK 1036148

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File No. 000-26913

CYBERTEL CAPITAL CORP.
(Exact name of Small Business Issuer as specified in its Charter)

NEVADA	86-0862532
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5520 Wellesley Street, Suite 109
La Mesa, CA 91942
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

597,302,290 shares at November 10, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes. In the opinion of management, the consolidated financial statements fairly present the financial condition of the Registrant for the periods then ended.

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2006	December 31, 2005

Assets
CURRENT ASSETS
Cash	$32,526	$1,186
Accounts Receivable, net of allowance for doubtful accts of $3,400 and $1,000 respectively	9,909	8,996

Prepaid expenses and Other Current Assets	9,149	-
TOTAL CURRENT ASSETS	51,584	10,182

Gross Fixed Assets	106,507	58,724
Accumulated Depreciation	(79,720)	(58,724)
NET FIXED ASSETS	26,787	-

Goodwill	375,081	-
Customer List, net of amortization of $9,720	184,679	-
Other Assets	5,087	5,087

TOTAL ASSETS	$643,218	$15,269

Liabilities and Stockholders' Deficit

CURRENT LABILITIES
Accounts Payable	$431,986	$384,038
Accrued Liabilities	753,592	611,949
Notes Payable to Related Parties, Current Portion	5,766	170,428
TOTAL CURRENT LIABILITIES	1,191,344	1,166,415

Notes Payable to Related Parties	351,396	-

TOTAL LIABILITIES	1,542,740	1,166,415

STOCKHOLDERS' DEFICIT:
Series A Convertible Preferred Stock, $.001 par;
5,000 shares authorized; 211 and 429 shares
issued and outstanding	-	-
Series B Voting Preferred Stock, $.001 par;
50,000,000 shares authorized; 50,000,000
shares issued and outstanding	50,000	50,000
Series C Preferred Stock $2.00 par value,
500,000 shares issued	1,000,000	-
Common Stock, $.001 par value, 10,000,000,000
shares authorized, 397,907,290 and 6,205,184
issued and outstanding	397,907	6,205
Additional Paid In Capital	21,375,248	20,758,362
Stock Subscription Receivable	(44,473)
Retained Deficit	(23,678,204)	(21,965,713)
TOTAL STOCKHOLDERS' DEFICIT	(899,522)	(1,151,146)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$643,218	$15,269

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

REVENUES	$21,981	$12,445	$40,467	$48,193
COST OF GOODS SOLD	19,558	-	19,558	27,876
Gross Profit	2,423	12,445	20,909	20,317

EXPENSES
Selling, General and Administrative	877,130	127,456	1,729,161	1,214,466
TOTAL OPERATING EXPENSES	877,130	127,456	1,729,161	1,214,466
OPERATING LOSS	(874,707)	(115,011)	(1,708,252)	(1,194,149)

OTHER INCOME (EXPENSE)
Other Income	1,250	2,851	6,000	3,382
Interest Expense, net	(1,542)	-	(10,238)	(22,598)
Forgiveness of Debt	-	-	-	330,686
TOTAL OTHER INCOME/(EXPENSE)	(292)	2,851	(4,238)	311,470

NET LOSS FROM CONTINUED OPERATIONS	(874,999)	(112,160)	(1,712,490)	(882,679)

Loss from discontinued operation	-	-	-	(129,111)

NET LOSS	(874,999)	(112,160)	(1,712,490)	(1,011,790)

Preferred Stock Dividends	(3,822)	(6,790)	(15,652)	(22,081)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(878,821)	$(118,950)	$(1,728,142)	$(1,033,871)

Basic and diluted net loss per share from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.20)

Basic and diluted net loss per share from discontinued operations	0.00	0.00	0.00	(0.03)

Earnings (loss) per share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.23)

Weighted average number of shares outstanding basic and diluted	129,434,422	5,659,977	84,120,939	4,411,220

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months
	ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,712,490)	$(1,011,790)
Less: Net loss from discontinued operations	-	(129,111)
Net loss from continuing operations	(1,712,490)	(882,679)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,426	2,309
Stock issued for services	1,229,779	3,000
Stock option expense	33,216	290,572
Bad debt expense	-	9,999
Amortization of discount on note	-	15,411
Forgiveness of debt	-	(330,686)
Changes in assets and liabilities:
Accounts receivable	15,616	(9,301)
Prepaid expenses	(2,976)	(12,187)
Accounts payable and accrued expenses	236,650	88,277

Net cash used in continuing operations	(183,779)	(825,285)
Net cash used in discontinued operations	-	(35,000)

Net cash used in operating activities	(183,779)	(860,285)

CASH FLOW FROM INVESTING ACTIVITIES
Loan to third party	-	(75,000)
Cash paid for purchase of fixed assets	(32,722)	-
Net cash used in investing activities	(32,722)	(75,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	172,528	86,000
Repayment of loan	(3,587)	-
Proceeds from exercise of common stock options	-	676,794
Proceeds from ESOP shares	78,900	-
Net cash provided by continuing operations	247,841	762,794
Net cash provided by discontinued operations	-	35,000
Net cash provided by financing activities	247,841	797,794

NET CHANGE IN CASH	31,340	(137,491)

Cash, beginning of period	1,186	140,304

Cash, end of period	$32,526	$2,813

Supplemental disclosures of cash flows information
Cash paid for income taxes	$-	$-
Cash paid for interest	$22	$22,598

NON-CASH INVESTING & FINANCING ACTIVITIES
Conversion of Preferred Stock	89,135	-
Dividend Declared	15,656	-
Conversion of Accrued Dividend	65,164	-
Net non-cash & financing activities	$169,955	$-

CYBERTEL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Capital Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

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

On October 10, 2006 HBLN Services changed its name to Air Wire, Inc. The new name, AireWire, describes the subsidiary’s focus of creating the wireless local loop. The future of the Internet is wireless. The subsidiary’s new name will help the market understand the company’s focus on building and operating WiMAX networks

The following pro forma information assumes the acquisition of AireWire occurred at the beginning of each period, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended,
	September 30, 2006			September 30, 2005
	Cybertel	AireWire	Consol	Cybertel	AireWire	Consol
REVENUES	43	21,938	21,981	12,445	100,768	113,213
COST OF GOODS SOLD	-	19,558	19,558	-	49,021	49,021
Gross Profit	43	2,380	2,423	12,445	51,747	64,192

EXPENSES
Selling, General and Administrative	817,356	59,774	877,130	127,456	17,593	145,049
TOTAL OPERATING EXPENSES	817,356	59,774	877,130	127,456	17,593	145,049
OPERATING INCOME/(LOSS)	(817,313)	(57,394)	(874,707)	(115,011)	34,154	(80,857)

OTHER INCOME (EXPENSE)
Other Income	1,250	-	1,250	2,851	-	2,851
Interest Expense	(886)	(656)	(1,542)	-	(612)	(612)
TOTAL OTHER EXPENSE	364	(656)	(292)	2,851	(612)	2,239

NET INCOME (LOSS)	(816,949)	(58,050)	(874,999)	(112,160)	33,542	(78,618)

Preferred Stock Dividends	(3,822)	-	(3,822)	(6,790)		(6,790)

NET INCOME (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$(820,771)	$(58,050)	(878,821)	$(118,950)	$33,542	$(85,408)

Basic and diluted net loss per share			$(0.01)			$(0.02)
Basic and diluted weighted average shares Outstanding			129,434,422			5,659,977

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended,
	September 30, 2006			September 30, 2005
	Cybertel	AireWire	Consol	Cybertel	AireWire	Consol
REVENUES	18,529	136,877	155,406	48,193	309,257	357,450
COST OF GOODS SOLD	-	59,131	59,131	27,876	171,151	199,027
Gross Profit	18,529	77,746	96,275	20,317	138,106	158,423

EXPENSES
Selling, General and Administrative	1,669,386	151,889	1,821,275	1,214,466	39,811	1,254,277
TOTAL OPERATING EXPENSES	1,669,386	151,889	1,821,275	1,214,466	39,811	1,254,277
OPERATING INCOME (LOSS)	(1,650,857)	(74,143)	(1,725,000)	(1,194,149)	98,295	(1,095,854)

OTHER INCOME (EXPENSE)
Other Income	6,000	-	6,000	3,382	-	3,382
Interest Expense	(9,582)	(1,270)	(10,852)	(22,598)	(919)	(23,517)
Forgiveness of Debt	-	-	-	330,686		330,686
TOTAL OTHER EXPENSE	(3,582)	(1,270)	(4,852)	311,470	(919)	310,551

NET INCOME (LOSS) FROM
CONTINUED OPERATIONS	(1,654,439)	(75,413)	(1,729,852)	(882,679)	97,376	(785,303)

Loss from discontinued operations	-	-	-	(129,111)		(129,111)

NET INCOME (LOSS)	(1,654,439)	(75,413)	(1,729,852)	(1,011,790)	97,376	(914,414)

Preferred Stock Dividends	(15,652)	-	(15,652)	(22,081)		(22,081)

NET INCOME (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS	(1,670,091)	(75,413)	(1,745,504)	(1,033,871)	97,376	(936,495)

Basic and diluted net loss per share			$(0.02)			$(0.21)
Basic and diluted weighted average shares Outstanding			84,120,939			4,411,220

NOTE 3 - STOCK BASED COMPENSATION

Effective January 1, 2006, Cybertel began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Cybertel had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Cybertel adopted the modified prospective transition method provided for under SFAS No. 123R and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized for the nine months ended September 30, 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123R, to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss attributable to common stockholders, as reported	$(118,950)	$(1,033,871)
Add:
stock based compensation determined under intrinsic value	3,216	290,572

Based method
Less:
stock based compensation determined under fair value	(3,244)	(910,560)
Pro forma net loss available to common shareholders	$(118,978)	$(1,653,859)

Basic and diluted net loss per share as reported	$(0.02)	$(0.23)
Pro forma	$(0.02)	$(0.37)

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

For the nine months ended September 30, 2006, Cybertel borrowed a total of $172,528 from three related parties. These notes carry an interest rate of 10% per annum and is payable on demand.

NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2006, holders of Series A preferred stock converted 201 shares of Series A Convertible Preferred Stock into 89,136,150 shares of common stock, using the market price on the date of conversion. In addition, 12,295,000 shares of common stock were issued to Series A Convertible Preferred Stockholders as dividends valued at market of $65,164.

On September 6, 2006, the Board of Directors approved to implement the Employee Stock Incentive Plan for the year 2006. During the month of September, 70 million shares were granted, of which 40 million were exercised.

During the nine months ended September 30, 2006, Cybertel issued 220,250,000 shares of common stock for services valued at market of $1,229,779.

NOTE 6 - SUBSEQUENT EVENTS

On October 10, 2006 HBLN Services, a subsidiary of the company, changed its name to Air Wire, Inc. The new name, AireWire, describes the subsidiary’s focus of creating the wireless local loop. The future of the Internet is wireless. The subsidiary’s new name will help the market understand the company’s focus on building and operating WiMAX networks.

Since September 30, 2006, Cybertel has issued an additional 60 million shares of common stock through the ESOP Program, shares of series A Preferred stock have been converted into 24 million shares of common stock and 115 million shares of common stock have been issued for consulting services.

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

On October 10, 2006 HBLN Services, a subsidiary of the company, changed its name to Air Wire, Inc. The new name, AireWire, describes the subsidiary’s focus of creating the wireless local loop. The future of the Internet is wireless. The subsidiary’s new name will help the market understand the company’s focus on building and operating WiMAX networks.

Results of Operations.

Our Company generated a net loss of $1,712,490 and $1,011,790 for the nine months ending September 30, 2006 and 2005, respectively, and $874,999 and $112,160 for the three months ending September 30, 2006 and 2005, respectively. After a preferred stock dividend the net loss attributable to common stockholders was $1,728,141 and $1,033,871 for the nine months ending September 30 2006 and 2005, respectively, and $878,820 and $118,950 for the three months ending September 30, 2006 and 2005, respectively.

We currently have insufficient funds to operate our business according to our proposed business plan. In addition, it is anticipated we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock sales or debt financings. Those additional financings could result in dilution to our stockholders.

Liquidity

Cybertel incurred net losses of $1,712,490 and $1,011,790 during the nine months ended September 30, 2006 and 2005, respectively, and a working capital deficit of $1,139,760 as of September 30, 2006. Our management is attempting to raise sufficient additional capital through sales of stock, but has not done so as of November 6, 2006. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern, as expressed in our auditor's report

ITEM 3. CONTROLS AND PROCEDURES.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Office, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of September 30, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The deficiencies in our internal control related to expense recognition and disclosure control deficiencies. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

None.

ITEM 3. DEFAULT OF SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the nine months ended September 30, 2006, no matter was submitted to a vote of our security holders.

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

CYBERTEL CAPITAL CORP.

Dated: November 17, 20067	By:	/s/ James A. Wheeler
James A. Wheeler
CEO, President and Director