Form 10KSB
period 2006-12-31
CYBERTEL CAPITAL CORP
filed 2007-04-17
CIK 1036148

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-26913

CYBERTEL CAPITAL CORP.
(Name of Small Business Issuer in its Charter)

NEVADA	86-0862532
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4603 NE St Johns Rd Suite B
Vancouver, WA 98661

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (858) 646-7410

Securities Registered under Section 12(b) of the Exchange Act: None

Name of Each Exchange on Which Registered: None

Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value Common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $153,845.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 31, 2007 - $122,829. There are approximately 4,094,288 voting stock of the Registrant held by non-affiliates. These shares have been valued at the closing bid price of March 31, 2007 of $0.03 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

The Issuer has not been involved in any bankruptcy proceedings; however, see Item 3, Part I, for information regarding a pending legal proceeding pursuant to which additional documentation may be required to be filed by the Issuer in connection with the distribution of securities of the Issuer.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: April 11, 2007 - 5,794,288

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Issuer Format Yes ☐ No ☒

PART I

ITEM 1: DESCRIPTION OF BUSINESS.

Background

CyberTel Capital Corp. (the “Company”, “Cybertel”, “we”, “us”), was incorporated under the laws of the State of Nevada on June 13, 1996 under the name Cybertel Communications Corp. On February 11, 2000, the Company filed a Certificate of Designation designating 5,000 of its shares of stock as Series A Convertible Preferred Stock. On June 10, 2003, we filed a Certificate of Designation designating 2,000,000 shares of its stock as Series B Super Voting Preferred Stock.

On May 24, 2004, the Company filed a Certificate of Amendment with the State of Nevada changing its corporate name to Cybertel Capital Corp.

On August 31, 2005, we amended our Articles of Incorporation to authorize 25,000,000 shares of preferred stock, par value $0.0001 per share. We also designated 10,000,000 shares of Series A preferred stock.

Effective as of October 26, 2005, the Company filed a Certificate of Amendment with the Nevada Secretary of State, by which the Company effectuated a reverse split of its issued and outstanding shares of common stock in the ratio of one for 500, while retaining the par value of the common stock of $0.001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company, and with all fractional shares being rounded up to the nearest whole share. For more information on this Certificate of Amendment to our Articles, see the 8-K Current Report dated October 26, 2005. See Part III, Item 13.

On March 31, 2006 the company established a Certificate of Designation for Series C Convertible Preferred Stock, each share of which will convert in two years into $2.00 of the Company’s common stock.

Change In Control

On June 14, 2005, the Company entered into a Stock Purchase Agreement by and among Albert A. Gomez, M.D., Richard D. Mangiarelli, Richard F. Schmidt, Paul Ferandell, John Jordan, and Bruce Caldwell. Pursuant to the terms of the agreement, Messrs. Mangiarelli, Schmidt, Ferandell, Jordan, and Caldwell collectively sold an aggregate of 50,000,000 shares of Cybertel’s Series B Preferred Stock to Dr. Gomez at a purchase price of $.0003 per share, or an aggregate of $15,000.

Each share of Series B Preferred Stock has 100 votes per share. Accordingly, the sale and transfer of the 50,000,000 shares of the Series B Preferred Stock to Dr. Gomez effectively transferred control of Cybertel to Dr. Gomez.

In connection with this change in control, Mr. Mangiarelli resigned as Chief Executive Officer and Mr. Schmidt resigned as President of Cybertel. The board of directors appointed Dr. Gomez as the new President and Chief Executive Officer and appointed Mr. Mangiarelli as Secretary and Chief Operating Officer. Mr. Schmidt remained as Cybertel’s Chief Financial Officer.

Thereafter, Messrs. Schmidt, Ferandell, Jordan, and Caldwell resigned as directors of Cybertel. Mr. Mangiarelli, as the remaining sole director, appointed Dr. Gomez, Rueben Gomez, and Andrew Mercer to fill three of the four vacancies on the board of directors.

On March 17, 2006, Albert A. Gomez, M.D. and James A. Wheeler entered into a Stock Sale and Purchase Agreement, pursuant to which Dr. Gomez sold 50,000,000 shares of Cybertel’s Series B Preferred Stock to Mr. Wheeler at a purchase price of $20,000.

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

Thereafter, the board agreed to reduce the number of authorized directors, and concurrently therewith, Dr. Gomez and Richard D. Mangiarelli agreed to resign from the board of directors. The reduction in the number of authorized directors and the concurrent resignations of Dr. Gomez and Mr. Mangiarelli will became effective 11 days after the transmittal of an information statement pursuant to Rule 14(f)1 of the Securities Exchange Act of 1934, as amended. The sale of the shares of Series B Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act.

Recent Developments

On March 31, 2006, the Company entered into an agreement to acquire with HBLN Services, Inc. (“HBLN”), an established provider of consulting services to government and commercial telecommunications providers. The agreement is subject to completion of financial and legal due diligence. The agreement states that HBLN will exchange 100% of its common stock for 500,000 shares of the Company’s Preferred Series C stock, each share of which will convert in two years into $2.00 of the Company’s common stock.

On April 7, 2006, the Company entered into an agreement to acquire The Swiftsure Group, Inc., Virginia-based company that was established in 2002. The Swiftsure Group is a systems integrator that specializes in fixed and mobile wireless interoperability for public safety, homeland security and emergency first responder operations. The agreement states that Swiftsure will exchange 100% of its common stock for 500,000 shares of the Company’s Preferred Series C stock, each share of which will convert in two years into $2.00 of the Company’s common stock. In May 2006, the agreement to acquire The Swiftsure Group was cancelled and no stock changed hands.

Subsequent Events

On October 10, 2006 HBLN Services, a subsidiary of the Company, changed its name to Air Wire, Inc (“AireWire”). The new name AireWire, describes the subsidiary’s focus of creating the wireless local loop. The future of the Internet is wireless. The subsidiary’s new name will help the market understand the company’s focus on building and operating World Interoperability for Microwave Access, Inc. (“WiMAX”) networks.

On January 8, 2007, Cybertel issued a “Secured Convertible Promissory Note” to a corporation in the amount of $50,000. The due date is 91 days after consummation of the promissory note, and accrues interest at 8% compounded annually. The payment due upon maturity is 125% of the principal and accrued interest. Additional payments equal to the principal to be repaid are due by or before twelve months following the due date of the note. The note is secured by an assignment of any and all interest in the receivables of Global Vision Telecom (“GVT”) (see Note 13) up to but not less than $75,000. The note included certain “mandatory prepayment upon triggering events”, including Cybertel’s inability to consummate its acquisition of the minority interest in GVT. The note is convertible into Cybertel common stock. The number of shares, in the event of conversion, is determined by dividing the unpaid balance of the note, plus any accrued interest by 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion. The common stock conversions cannot exceed 4.99% of the then outstanding common stock of Cybertel.

On March 15, 2007, Cybertel issued an “Amended Convertible Debenture” to a corporation in the principal amount of $75,000 with interest at 8% and due on or after June 8, 2005. Conversion features of the debenture allow for the remaining principal balance, plus accrued interest to be converted into Cybertel common stock, with the number of shares to be determined by dividing the unpaid balance of the note, plus any accrued interest by 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion. The common stock conversions cannot exceed 4.99% of the then outstanding common stock of Cybertel.

On February 7, 2007, the Company’s stockholders holding a majority of the outstanding shares of the Company’s outstanding common shares consented to amend the Company’s Articles of Incorporation to effect a 1000 to 1 reverse stock split, whereby each stockholder will receive one share of common stock for every one thousand shares then owned. In addition, the Company amended its Articles of Incorporation to decrease the par value of its authorized shares of all classes of stock from $.001 to $.00001 per share. The amendment to the articles and the reverse stock split became effective March 15, 2007

Business

The Company was originally organized for the primary purpose of engaging in all facets of the business comprising the telecommunications industry and was a provider of long distance voice and data telecommunications. At present, its main business is as a technology consulting and management firm offering full service capabilities in the wireless, telecommunications and broadband business. Cybertel works with clients to develop and deploy wireless and fiber broadband services for service providers, large and small with its select group of consultants, vendor partners and key relationships within the telecommunications and venture capital community.

The Company provides the following services: Business planning and advisory services; Engineering, Furnishing and Installation of WiMAX systems, IP infrastructure and IMS applications for service providers; Managed services to operate and maintain WiMAX networks for our business partners; Operations Support and Customer Care systems to support our partners’ business operations integrated with their operating assets in a simplified user interface.

With the March 31, 2006 acquisition of AireWire Inc. (formerly HBLN Services, Inc.), the Company has become a systems integrator that specializes in providing fixed wireless systems and remote monitoring management services.

We will endeavor to continue to grow the Company through the acquisition of additional business opportunities. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, and members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, management expects that any such compensation would take the form of an issuance of our Company’s common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

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

Principal Products and Services

The Company provides the following products and services:

•	Service Provider Business Planning and Transaction Advisory Services

•	Service Design

•	Network Facing OSS Integration

•	Network Planning and Design

•	Program Management

The company markets all its products and services to a wide variety of agencies, companies and institutions including the FAA.

Industry Overview

There is a substantial unmet need for high-speed wireless wide area Internet access to both fixed and mobile devices. WiMAX is an advanced technology solution, based on an open standard, designed to meet this need and to do so in a low-cost, flexible way. WiMAX networks are optimized for high-speed data and should help spur innovation in services, content and new mobile devices.

WiMAX, based on the IEEE 802.16 standard, is expected to enable true broadband speeds over wireless networks at a cost point to enable mass market adoption. WiMAX is a wireless standard that has the ability to deliver true broadband speeds and help make the vision of pervasive connectivity a reality.

WiMAX will coexist and interwork with existing and emerging technologies, both wired and wireless. Even though it can support Voice over IP (VoIP), WiMAX will not replace or compete with 2G or 3G technologies for voice services. Cellular networks provide the extensive coverage that circuit-switched voice services require and that the WiMAX infrastructure is not designed to support. Third generation networks cover many urban and suburban areas, but they will not be able to offer sufficient capacity or throughput (for data applications). Similarly, WiMAX and Wi-Fi are complementary and are expected to be incorporated in dual-mode chipsets in mobile devices, as WiMAX provides wider coverage, while Wi-Fi is better suited for high-throughput, indoor LAN applications. WiMAX also addresses the requirements of those subscribers that want to be able to use their broadband connection regardless of location, a functionality that DSL and cable modem services do not support.

WiMAX meets the growing mass-market demand for cost-effective, high-throughput broadband wireless services. The business case for WiMAX is attractive as the cost of the equipment is kept low by a combination of interoperable components based on open standards, mass adoption of subscriber units, an attractive IPR structure, and a high base station capacity. In turn, its contained infrastructure costs and efficient spectrum utilization allow service providers to address demand from the mass market, by offering personal broadband services at a price point that both business and consumer users will find attractive.

Management believes that WiMAX will promote the adoption of new devices and applications that take advantage of its high-throughput, low latency and QoS functionality and the support for mobile access. Among the mobile devices expected to have a WiMAX interface are:

•	Data centric devices: notebooks, PDAs, Ultra Mobile PCs

•	CE devices: games consoles, MP3 players

•	Voice and voice/data devices: cellular phones, smartphones

•	Vertical applications devices: CCTV cameras, in-vehicle devices.

Furthermore, Management believes that WiMAX will encourage manufacturers to explore new form factors that current cellular technologies cannot support because of the capacity limitations or because of the cost of traffic transport.

WiMAX will complement other wired and wireless interfaces. Most notebooks, PDAs and handsets will include an integrated Wi-Fi and WiMAX chipset and allow subscribers to connect to the best available network. Subscribers will no longer face a trade-off instance, they will be able to connect to the WiMAX network in urban areas, to the 3G network in suburban areas and still retain basic connectivity through 2G GSM or CDMA networks when in rural areas.

It is predicted that global WiMAX infrastructure spending will increase from $655 million today to $7.36 billion by 2009, according to a report from Rethink Research. By 2009 mobile operators round the world will be the second largest spenders on WiMAX equipment, making up 17% of the total WiMAX equipment spend.

Current Business Plan

We have one operating divisions which is AireWire, Inc., formally known as HBLN Services.

AireWire Professional Services Division

Through its subsidiary AireWire, the Company provides a range of consulting services to the telecommunications and service provider industries. AireWire offers management consulting, technology analysis and engineering to service provider clients. AireWire offers:

•	Service Provider Business Planning and Transaction Advisory Services

•	Service Design

•	Network Facing OSS Integration

•	Network Planning and Design

•	Program Management

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

The Company’s competitive edge lies in its methodologies learned from real world experience in the integration of secure fixed wireless and networking and remote management services, and in its access to proven middleware to integrate the systems. While many of its competitors have the resources and abilities to develop competitive solutions, because of their size and organizational complexity they often find it difficult to coordinate multiple corporate divisions to bid on contracts - particularly on small and medium sized projects.

Sources and Availability Of Raw Materials And Names Of Principal Suppliers

The Company relies heavily on technology and service partners to provide the equipment, service management and expertise to deploy these communication solutions. However, we are not dependent on any one or a few select technology or service providers.

Dependence on One or A Few Major Customers

We are not dependent on only one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Our Company has filed and has obtained a trademark for its company logo. At present, we have no patents, licenses, franchises, concessions, royalty agreements or labor contracts.

Governmental Approval of Principal Products or Services

Our company’s communications service business will be subject to varying degrees of federal, state, local and international regulation. In the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will then become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations On Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non- affiliates) of $25 million or more.

The Securities and Exchange Commission (the “SEC”), state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002 (the “Act”). This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

If we are acquired by a non-”reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non- “reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development

The Company has not incurred any research and development expenses.

Cost and Effects of Compliance with Environmental Laws

Although the Company is not, at present, subject to existing environmental laws, such laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Employees

Our future financial success depends to a large degree upon the efforts of Mr. Wheeler, our President and Chief Executive Officer. The loss of Mr. Wheeler’s services could have an adverse effect on our business and our chances for profitable operations. We do not maintain key man life insurance on the life of Mr. Wheeler.

While we currently have three full-time employees as of March 31, 2007, there can be no assurance that those employees will obtain the level of success we are seeking.

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

Auditor’s ‘Going Concern’ Opinion

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the calendar year ended December 31, 2006 and 2005 expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s lack of profitable operations.

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

ITEM 2: DESCRIPTION OF PROPERTY.

In June, 2004, we executed a 38-month lease agreement for a 2826 square foot telemarketing/customer service center in San Diego, California. We currently pay a base rent of $4,804.20 per month under such lease agreement. This amount increased to $4,945.50 on July 1, 2006, and on July 1, 2007, a further increase to $5,086.80 is mandated under the lease agreement. See the caption “Legal Proceedings,” below, for a discussion of one of our former facility in La Jolla, California. This lease was terminated in December 2006 and the company owes a balance of $22,178.78.

The company currently has an office in Vancouver, WA. This office is rented on a month to month basis and cost the company $1000.00 per month.

ITEM 3: LEGAL PROCEEDINGS.

Except as indicated below, the Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be an “affiliate” of Cybertel or owner of record or beneficially of more than five percent of its common stock is a party adverse to Cybertel or has a material interest adverse to us in any proceeding.

(1)
On or about January 25, 2002, Prudential Home Building Investors, Inc., a New Jersey corporation (“Prudential”), filed a complaint against our Company in the Superior Court of California, County of San Diego, and Central Division. The case was designated Case No. GIC 782069, and sought damages in the amount of $32,000 for unpaid rent due on our former La Jolla, California facility for the period of September, 2001, through December, 2001, when the lease terminated. Our Company has accrued this expense. The Company expects no additional cost or expense upon settlement of this case.

(2)
On March 2, 2006, Epstein, Fitzsimmons, Brown, Gioia, Jacobs & Sprouls, P.C., obtained a $15,000 default judgment against us in the Superior Court of New Jersey for Morris County. The Company expects no additional cost or expense upon settlement of this case.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our Company’s security holders during the fourth quarter of the calendar year covered by this Annual Report.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Quotation of our Company’s common stock on the OTC Bulletin Board of the NASD commenced on August 3, 1998. There can be no assurance that any established market for our Company’s common stock will develop or be maintained. For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management and others or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Information about the date when current holders’ holding period of “restricted securities” commenced can be found below under the heading “Recent Sales of Unregistered Securities” of this Item. A minimum holding period of one year is required for resale’s under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company (this requirement will be satisfied by the filing of this Annual Report and the continued timely filing by our Company of all future reports required to be filed by us with the Securities and Exchange Commission; limitations on the volume of “restricted securities” which can be sold in any 90 day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144).

The following quotations were provided by Pink Sheets, LLC, formerly known as the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

Stock Quotations*

	Closing Bid
	High	Low
Quarter Ended:
March 31, 2006	0.0550	0.0190
June 30, 2006	0.0550	0.0020
September 30, 2006	0.0150	0.0020
December 31, 2006*	0.0030	0.0008
March 31, 2005	0.0014	0.0003
June 30, 2005	0.0005	0.0001
September 30, 2005	0.0002	0.0001
December 31, 2005*	0.0700	0.0130

* (after a 1 for 500 reverse split)

Holders

The number of record holders of our Company’s securities as of April 11, 2007 is approximately 400.

Dividends

The Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends thereon in the foreseeable future.

The holder of our Company’s Series A Preferred Stock is entitled to receive dividends in cash or common stock of Cybertel at the annual rate of 6% of the Liquidation Preference (i.e., $1,000 per share of Series A Preferred Stock). Series A Preferred Stock is convertible to Cybertel common stock at any time, at the option of the holder, at a formula approximating market value. 659 shares were converted in 2005, and 875 shares were converted in 2004.

There are no material restrictions limiting, or that are likely to limit, our Company’s ability to pay dividends on its securities.

Recent Sales of Restricted Securities; Use of Proceeds of Registered Securities

The following table reflects the sales of our unregistered securities for the past three years:

Name	Date Acquired	Number of Shares	Aggregate Consideration
Edify Capital	1/02/04	49,626,825	Preferred conversion
Edify Capital	1/08/04	54,610,988	Preferred conversion
Transnix Global	1/08/04	49,626,825	Preferred conversion
Transnix Global	1/13/04	54,610,988	Preferred conversion
Edify Capital Group	1/16/04	63,712,819	Preferred conversion
Transnix Global	1/16/04	63,712,819	Preferred conversion
Edify Capital	2/18/04	50,000,000	Preferred conversion
Transnix Global	2/18/04	50,000,000	Preferred conversion
Edify Capital	7/6/04	31,250,000	Preferred conversion
Transnix Global 8/20/2004 1 for 1000 reverse split of common shares	7/6/04	31,250,000	Preferred conversion
Edify Capital	9/9/04	741,277	Preferred conversion
Transnix Global	9/9/04	741,554	Preferred conversion
Edify Capital	9/10/04	1,558,723	Preferred conversion
Transnix Global	9/10/04	1,558,723	Preferred conversion
Edify Capital	9/23/04	1,000,000	Preferred conversion
Transnix Global	9/23/04	1,000,000	Preferred conversion
Edify Capital	9/29/04	1,000,000	Preferred conversion
Transnix Global	9/29/04	1,000,000	Preferred conversion
Edify Capital	10/18/04	2,500,000	Preferred conversion
Transnix Global	10/18/04	2,500,000	Preferred conversion
Edify Capital	11/09/04	10,000,000	Preferred conversion
Transnix Global	11/09/04	10,000,000	Preferred conversion
Edify Capital	11/12/04	11,000,000	Preferred conversion
Transnix Global	11/12/04	11,000,000	Preferred conversion
Edify Capital	12/02/04	20,000,000	Preferred conversion
Transnix Global	12/02/04	20,000,000	Preferred conversion

Name	Date Acquired	Number of Shares	Aggregate Consideration
Edify Capital	12/07/04	25,000,000	Preferred conversion
Transnix Global	12/07/04	25,000,000	Preferred conversion
Edify Capital	12/20/04	30,000,000	Preferred conversion
Transnix Global	12/20/04	30,000,000	Preferred conversion
Edify Capital	1/05/05	40,000,000	Preferred conversion
Transnix Global	1/05/05	40,000,000	Preferred conversion
Edify Capital	2/17/05	50,000,000	Preferred conversion
Transnix Global	2/17/05	50,000,000	Preferred conversion
Edify Capital	2/23/05	50,000,000	Preferred conversion
Transnix Global	2/23/05	50,000,000	Preferred conversion
Edify Capital	3/03/05	50,000,000	Preferred conversion
Transnix Global	3/03/05	50,000,000	Preferred conversion
Core Energy	3/22/05	10,000,000	Treasury Issue 144
Edify Capital	3/23/05	50,000,000	Preferred conversion
Transnix Global	3/23/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	6/28/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	6/30/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	7/1/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	7/8/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	8/9/05	50,000,000	Preferred conversion
Majestic Safe-T-Prod	8/19/05	25,000,000	Preferred conversion
Majestic Safe-T-Prod	8/26/05	70,000	Preferred conversion
Majestic Safe-T-Prod	8/31/05	69,930,000	Preferred conversion
Majestic Safe-T-Prod 1 for 500 reverse split	9/14/05	75,000,000	Preferred conversion
Majestic Safe-T-Prod	1/25/06	300,000	Preferred conversion
Edify Capital Corp	1/25/06	300,000	Preferred conversion
Majestic Safe-T-Prod	2/27/06	300,000	Preferred conversion
Edify Capital Corp	2/27/06	300,000	Preferred conversion

Management believes each of the foregoing persons or entities was either an “accredited investor,” or “sophisticated investor” as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information about Cybertel prior to the offer, sale or issuance of these “restricted securities.” We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.

We have taken the following factors into account in determining the valuations of these shares: (i) the fact that the shares are “restricted securities”; (ii) the limited market for our common stock on the OTC Bulletin Board of the NASD; (iii) the historically low book value per share; and (iv) our history of limited revenues.

Use of Proceeds of Registered Securities

We did not sell any registered securities during the calendar year ended December 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	439,930,000	0.02	3,353,500,000
Total	439,930,000	$0.02	3,353,500,000

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2006.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company is positioning itself as a systems integrator that specializes in providing fixed and mobile wireless. The company will provide services that design and deploy interoperable data, voice and wireless systems for small to medium size companies.

The Company relies heavily on technology and service partners to provide the equipment, service management and expertise to deploy these communication solutions, some of which have not established contractual relations with the Company as of this date. The Company will market its services to a wide variety of local agencies, companies and institutions.

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

Results of Operations

Twelve Months Ended December 31, 2006 Compared to the Twelve Months Ended December 31, 2005

Revenue

Revenue for the 12 months ended December 31, 2006 was $153,845 compared to $60,295 for the 12 months ended December 31, 2005. This increase in revenue is attributable to the acquisition of AireWire in March 2006.

Cost of Revenue

Cost of revenue was $52,463 for the 12 months ended December 31, 2006, compared to $27,876 for the 12 months ended December 31, 2005. This increase was due to the acquisition of AireWire in March 2006.

General and administrative expenses (“G&A”) were $2,054,622 for the 12 months ended December 31, 2006, compared to $1,267,420 for the 12 months ended December 31, 2005. This increase was due to an increase in consulting and professional fees as a result of the acquisition of AireWire in March 2006. We believe that the Company’s revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services. For the next 12 months, we expect to raise the Company’s liquidity by raising additional capital through stock or debt financing, should the same be necessary. However, no assurances can be given that we will be able to obtain the financing needed by the Company to continue its operations in the event that our operational budget is exceeded.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation.” SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Cybertel has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Cybertel during the calendar year 2006.Cybertel does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Cybertel’s results of operations, financial position or cash flow.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Cybertel believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Cybertel believes that this statement will not have a significant impact on the financial statements.

Off Balance Sheet Arrangements

None.

ITEM 7: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cybertel Communications Corp. and Subsidiaries
Vista, California

We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficit and cash flows of Cybertel Communications Corp., and Subsidiaries (‘Cybertel”) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of Cybertel’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Cybertel’s operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cybertel will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Cybertel suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Malone & Bailey, PC

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cybertel Communications Corp. and Subsidiaries
Vista, California
We have audited the accompanying consolidated balance sheet of Cybertel Communications Corp., and Subsidiaries (‘Cybertel”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of Cybertel’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybertel as of December 31, 2006 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cybertel will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Cybertel suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
Gruber & Company, LLC Lake Saint Louis, Missouri April 2, 2007

Cybertel Communications Corp., and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

2006
Assets
Current assets
Cash and equivalents	$21,454
Accounts receivable, net of allowance for doubtful accounts of $1,712	29,848
Prepaid expenses and other current assets	3,500
Total current assets	54,802

Property and equipment, net	37,819
Customer list, net of amortization	174,959
Goodwill	375,081
Total assets	642,661

Liabilities and stockholders' equity
Current liabilities
Accounts payable	175,604
Accrued liabilities	166,645
Notes payable to related parties, current portion	5,766
Total current liabilities	348,015

Note payable - Related parties	294,523
Total liabilities	642,538

Stockholders' equity
Series A Convertible Preferred Stock, par value $.001 per share,
5,000 shares authorized; 211 shares issued and outstanding	--
Series B Voting Preferred Stock, par value $.001 per share, 50,000,000
shares authorized; 50,000,000 issued and outstanding	50,000
Series C Preferred Stock, par value $2.00; 2,200,000 shares authorized;
500,000 issued and outstanding	1,000,000
Common stock, par value $.00001 per share,10,000,000,000 authorized,
898,759 issued and outstanding	9
Additional paid-in capital	21,846,497
Stock subscription receivable	(20,543)
Accumulated deficit	(22,875,840)
Comprehensive income	--
Total stockholders' equity	123

Total liabilities and stockholders' equity	$642,661

See accompanying notes to consolidated financial statements

Cybertel Communications Corp. and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005
	2006	2005

Revenues	$153,845	$60,295

Cost of revenues	52,463	27,876

Gross profit	101,382	32,419

Expenses
General and administrative	2,054,622	1,267,420

Total operating expenses	2,054,622	1,267,420

Operating loss	(1,953,240)	(1,235,001)

Other income (expense)
Other income	6,000	5,791
Interest expense	(10,261)	(19,128)
Gain on forgiveness of debt	--	330,686

Total other income (expense)	(4,261)	317,349

Net loss from continuing operations	(1,957,501)	(917,652)

Discontinued operations:
Loss from operations	--	(112,617)
Gain (loss) on discontinued operations	1,047,374	(16,494)

Net loss	(910,127)	(1,046,763)

Preferred stock dividend	17,829	28,491

Net loss attributable to shareholders	$(927,956)	$(1,075,254)

Basic and diluted net loss per share
Continuing operations	$(7.73)	$(177.82)
Discontinuing operations	--	(25.02)
Total	$(3.67)	$(208.36)

Weighted average common shares outstanding	253,153	5,160

See accompanying notes to consolidated financial statements

Cybertel Communications Corp. and Subsidiaries
Consolidated Statement of Cash Flows

	For the years ended
	December 31,
	2006	2005
Cash flows from operating activities
Net loss	$(910,127)	$(1,046,763)
Less: Net (gain) loss from discontinued operations	(1,047,374)	129,111
Net loss from continuing operations	(1,957,501)	(917,652)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	24,538	17,719
Stock issued for consulting services	1,303,676	3,000
Stock options	(5,322)	206,087
Bad debt expense	--	5,142
Bad debt recovery	--	(17,016)
Common stock subscribed	(10,543)	--
Forgiveness of debt	--	(330,686)
Changes in assets and liabilities:
Accounts receivable	677	6,720
Prepaid expenses	(2,500)	2,771
Other assets		2,537
Accounts payable	86,800	19,339
Accrued expenses	254,179	115,698
Net cash used in continuing operations	(305,996)	(886,341)

Net cash used in discontinued operations	(305,996)	(35,000)

Net cash used in operating activities		(921,341)

Cash flow from investing activities
Purchase of property and equipment	(17,083)
Decrease in deposits	5,087	--
Loan to a third party	--	(75,000)
Net cash used in investing activities	(11,996)	(75,000)

Cash flow from financing activities
Proceeds from exercise of options	--	676,795
Advances from related party	209,757	9,428
Proceeds from notes payable - Related parties	--	135,000
Proceeds from ESOP shares	128,503	--
Net cash provided by continued operations	338,260	822,223
Net cash provided by discontinued operations	--	35,000
Net cash provided by financing activities	338,260	857,223

Net change in cash	20,268	(139,118)

Cash, beginning of year	1,186	140,305

Cash, end of year	21,454	1,186

Supplemental disclosure of cash flow information:
Cash paid for income taxes	--	--
Cash paid for interest	--	--

See accompanying notes to consolidated financial statements

Cybertel Communications Corp. and Subsidiaries
Consolidated Statement of Cash Flows

	For the years ended
	December 31,
	2006	2005

Non-cash investing and financing activities
Conversion of preferred stock to common stock	$101,431	1,600
Cancellation of common stock for Core acquisition	--	27,000
Conversion of accrued dividend to common stock	52,869	9,600
Accrued preferred stock dividends	17,829	28,491
Liabilities used as sales proceeds for discontiued operations	1,047,374	--

See accompanying notes to consolidated financial statements

Cybertel Communications Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2006

	Series A Convertible Preferred		Series B Voting Preferred		Series C Preferred		Common		Additional Paid-in	Stock Subscription	Retained	Total Stockholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2004	1,088	$1	50,000,000	$50,000	--	$--	1,261	$--	19,924,575		$(20,918,950)	$(944,374)

Preferred stock dividend									(28,491)			(28,491)

Issuance of stock for services							4		3,000			3,000

Stock options exercised							3,140		676,795			676,795

Conversion of preferred stock to common stock	(659)	(1)					1,600		1

Cancellation of common stock for Core									(27,000)			(27,000)

Conversion of accrueddividends to common stock							200		9,600			9,600

Stock option expene									206,087			206,087

Net loss for the year											(1,046,763)	(1,046,763)

Balance, December 31, 2005	429	--	50,000,000	50,000	--	--	6,205	0	20,764,567	--	(21,965,713)	(1,151,146)

Acquisition of AireWire					500,000	1,000,000			(404,430)			595,570

Issuance of stock for services							707,400	7	1,305,846			1,305,853

Preferred stock dividend									(17,829)			(17,829)

Stock option revenue									(5,322)			(5,322)

Conversion of accrued dividends to common stock							12,295		65,164			65,164

ESOP shares							2,850		138,503	(20,543)		117,960

Conversion of preferred stock to common stock	(265)						170,009	2	(2)

Net loss for the year											(910,127)	(910,127)

	164	--	50,000,000	$50,000	500,000	$1,000,000	898,759	$9	$21,846,497	$(20,543)	$(22,875,840)	$123

See accompanying notes to consolidated financial statements

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES DESCRIPTION OF THE COMPANY

Cybertel Capital Corporation. (“Cybertel”) was incorporated in Nevada in June 1996 and began operations in 1997. From January 2004 through early April 2004, Cybertel sold telecommunications services to commercial and individual customers. In April 2004, Cybertel sold its customer base to another company. As part of the purchase agreement, Cybertel receives 20% of the usage charges billed and collected each month from the customer base.

During 2002, Cybertel created the following wholly owned subsidiaries:

•	Cybertel Financial International

•	Cybertel Holdings

•	Pro Tel Communications

•	Cybertel Broadband, Inc., and

•	CYTP Holdings.

None of these subsidiaries currently have any assets, liabilities, or operations.

Basis of presentation. The consolidated financial statements include the accounts of Cybertel and its subsidiaries. Significant inter-company accounts and transactions have been eliminated.
All common stock shares are presented to reflect a 1000 to 1 stock split approved by the shareholders on February 7, 2007. In addition, the par value of all shares was decreased from $.001 to $.00001. All shareholder equity accounts have been stated to reflect the stock split and change in par value as of the earliest date presented in the financial statements.

Use of Estimates. In preparing consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated balance sheet and revenue and expenses in the consolidated statements of operations. Actual results could differ from those estimates.

Reclassifications. Certain amounts in the 2005consolidated financial statements have been reclassified to conform to the 2006 consolidated financial statement presentation.

Revenue Recognition. Cybertel recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the services have been performed.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, Cybertel considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was $1,712 allowance for doubtful accounts as of December 31, 2006.

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment. Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

Impairment of Long-Lived Assets. Cybertel reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Cybertel assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Basic and Diluted Net Loss per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. On February 7, 2007, Cybertel affected a 1:1000 reverse split, and a change in par value from $.001 per share to $.00001 per share. All shares and per share amounts presented have been restated to reflect the split as if it had occurred on the first day of the first period presented.

Stock Compensation. Cybertel applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Cybertel’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided.

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

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005
Net loss available to common shareholders as reported	$(1,075,254)
Add: stock based compensation determined under intrinsic value-based method	206,087
Less: stock based compensation determined under fair value based method	(827,061)
Pro forma net loss available to common shareholders	$(1,696,228)
Basic and diluted net loss per common share:
As reported:
Continuing operations	$(177.82)
Discontinued operations	(25.02)
Total	$(208.38)
Pro forma:
Continuing operations	$(313.14)
Discontinued operations	(25.02)
Total	$(338.16)

Effective January 1, 2006, Cybertel began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Cybertel had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Cybertel adopted the modified prospective transition method provided for under SFAS No. 123R and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized for the year ended December 31, 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The weighted average fair value of the stock options granted during 2005 was $0.03. Variables used in the Black-Scholes option-pricing model include (1) 3.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility range from 334.77% to 1379.18%, and (4) zero expected dividends.

The weighted average fair value of the stock options granted during 2006 was $0.03. Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility range from 360% to 1275%, and (4) zero expected dividends.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation.” SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Cybertel has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Cybertel during the calendar year 2006.Cybertel does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Cybertel’s results of operations, financial position or cash flow.

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Cybertel believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Cybertel believes that this statement will not have a significant impact on the financial statements.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, Cybertel incurred recurring net losses from continuing operations of $1,957,501 and $917,652 in 2006 and 2005, respectively, has an accumulated deficit of $22,875,840 and a working capital deficit of $293,213 as of December 31, 2006. These conditions raise substantial doubt as to Cybertel’s ability to continue as a going concern. The continued support of Cybertel creditors, lenders and shareholders is required in order for Cybertel to continue as a going concern. Management’s plans to support Cybertel’s operations include cutting overhead costs, borrowing additional funds and raising additional capital. Cybertel’s inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if Cybertel is unable to continue as a going concern.

NOTE 3: INCOME TAXES

Cybertel uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2006 and 2005, Cybertel incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $17,425,000 at December 31, 2006 and will expire in the years 2014 through 2026.

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, deferred tax assets consisted of the following:

As of December 31, 2006
Deferred tax assets:
Net operating losses	$6,098,750
Less: valuation allowance	(6,098,750)
Net deferred tax asset	$-

NOTE 4: PREFERRED STOCK

In July 2002, Cybertel amended their articles of incorporation to increase authorized Series B preferred stock from 5,000,000 shares to 50,000,000 shares, at a par of $.001 per share. The attributes of each series are as follows at December 31, 2006:

	Total Series Outstanding	Stated Value	Voting	Annual Dividend Rate	Conversion Rate
Series A	429	$0.001	No	6%	Market
Series B	50,000,000	0.001	Yes	None	No
Series C	2,200,000	2.000	Yes	None	Yes

Seniority - Each series is senior to alphabetically subsequent series. Cybertel has 429 shares of Series A Cumulative Convertible Preferred Stock outstanding with a liquidation preference of $1,000 per share, $429,000 at December 31, 2005. The holder of Series A is entitled to receive dividends in cash or common stock of Cybertel at the annual rate of 6% of the liquidation preference. Series A is convertible to Cybertel common stock, at any time at the option of the holder, at a formula approximating market value. 265 shares were converted in 2006, 659 shares were converted in 2005.

Each shares of Series C Preferred Stock is convertible after two years and is convertible into $2.00 of Cybertel Common Stock at the time of conversion.

NOTE 5: COMMON STOCK

During 2005:

•	Cybertel issued 4 shares of common stock to its consultant for services. These shares were valued at the trading price on date of the issuance and Cybertel recorded $3,000 consulting expense.

•
Employees exercised options to acquire 3,140 shares, of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $676,795.

•
Holders of Series A preferred stock converted accrued dividends totaling $9,600 and 659 shares of Series A preferred stock into 1,800 shares of common stock based on the market price on date of conversion.

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2005, Cybertel affected a 1:500 reverse split. All shares and per share amounts presented have been restated to reflect the split as if it had occurred on the first day of the first period presented.

•	Cybertel cancelled 20 shares of common stock previously issued to Core.

During 2006:

•
Cybertel issued 707,400 shares of common stock to its consultants for services. These shares were valued at the trading price on date of the issuance and Cybertel recorded $1,303,676 consulting expense.

•
Holders of Series A preferred stock converted accrued dividends totaling $65,164 and 265 shares of Series A preferred stock into 182,304 shares of common stock based on the market price on date of conversion.

•	Employees Stock Incentive Plan granted 70,000 shares, of which 2,850 shares were issued.

On February 7, 2007, Cybertel affected a 1:1000 reverse split, and a change in par value from $.001 per share to $.00001 per share. All shares and per share amounts presented have been restated to reflect the split as if it had occurred on the first day of the first period presented.

NOTE 6: NOTES PAYABLE

On June 24, 2004, Cybertel borrowed $25,000 from a third party. The note carries interest of 12%. The note was due within 180 days or around December 21, 2004. As of December 31, 2005, this note is in default and is carrying interest at 18%. Late payment penalties equal 10% of the total payment due.

During 2005:

•	Cybertel borrowed total of $75,000 from one of its directors under several verbal agreements. These loans are due on demand and carry an interest rate of 5%.

•	Cybertel borrowed $25,000 from a third party under a verbal agreement. This loan is due on demand and carries an interest rate of 5%.

•	Cybertel borrowed total of $36,000 from an officer of the company under several promissory notes. These notes carry interest rate at 10% per annum and are due on demand.

During 2006:

•	Cybertel borrowed $35,000 from a related party under several promissory notes. These loans are due on demand and bear interest at 10%.

•	Cybertel borrowed $37,000 from a director under several promissory notes. These loans are due on demand and bear interest at 10%.

•	Cybertel borrowed $285,000 from an officer of the company under several promissory notes. These notes bear interest at 10%

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: STOCK OPTIONS AND WARRANTS

Options:

In 2005 and 2004, Cybertel created various Employee and Non-Employee Directors and Consultants Retainer Stock Plans allowing employees and non-employees to receive certain options to purchase common stock and preferred stock. The plans are administered by Cybertel’s Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Under these plans, the total number of shares of common stock that was designated by the Board of Directors totaled 70,000,000 and 4,030,338 during 2006 and 2005, respectively. And the total number of shares of preferred stock that was designated by the Board of Directors totaled 7,500,066 and 0 during 2005 and 2004, respectively. All of these options were issued to employees and have an exercise price of 75% to 90% of the market price on date of exercise. The maximum term of the options is ten years. Cybertel recorded the intrinsic value of $206,087 and $1,905,639 as the stock-based compensation expense for 2005 and 2004, respectively.

During 2005, all of the options issued had been exercised by the employees’ on a cashless basis through an outside broker. The broker sold the shares on the open market and Cybertel received proceeds totaling $676,795.

	Weighted Common Stock Options	Average Exercise Price	Preferred Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	144	$.015	-	-
Year ended December 31, 2005:
Granted	4,030	$.01	7,500,066	$0.00
Exercised	(3,140)	.015	-	-
Outstanding at December 31, 2005	1,034	$0..0005	7,500,066	$0.00
Year ended December 31, 2005:
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2006	1,034	$0..0005	7,500,066	$0.00

Warrants

In connection with a promissory note signed in March 2002, Cybertel issued 400 warrants to purchase Cybertel common stock at an exercise price of $0.165 per share that expire in March 2007. The warrants vested immediately. At December 31, 2006, these are the only warrants outstanding.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Purchase Commitment

Cybertel was obligated to pay $1,200,000 in 2002 and is obligated to pay $2,150,000 over the next two years in minimum services to a major carrier. Cybertel is not currently paying anything under this agreement and has not purchased any services since mid-2002. The carrier has not requested Cybertel pay the minimum service obligations under this agreement the last four years.

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility Lease

In June, 2004 Cybertel executed a 38-month lease agreement for office space. During the year ended December 31, 2006, Cybertel terminated the lease. The Company is leasing space on a month-to-month operating lease at $1,000 per month. Rent expense totaled approximately $60,412 and $63,430 for the years ended December 31, 2006 and 2005, respectively.

Employment Agreements

There are no employment agreements currently in place.

Litigation

Cybertel is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Management has determined these actions will not have a material effect on results of operations or the financial condition of Cybertel.

NOTE 9: RELATED PARTY TRANSACTIONS

During 2003, Cybertel loaned cash to Bigvault Storage Technologies, Inc., a privately held corporation in the business of on-line data storage in the amount of $391,700 and were initially recorded as receivables by Cybertel. Management determined the amounts were potentially uncollectible and has recorded bad debt expense totaling $387,399 in 2004, in the accompanying consolidated statements of operations. Cybertel will pursue collection of the loans. In addition Cybertel has acquired a minority investment in Big Vault, Inc. Big Vault, Inc. is a licensee of Bigvault Storage Technologies, Inc.’s technology. Cybertel’s CEO and CFO are also CEO and CFO of Big Vault, Inc. until December 15, 2004 when they resigned.

NOTE 10: ACQUISITION OF HBLN

On June 30, 2006, Cybertel acquired 100% interest in HBLN Services Inc. (“HBLN”), a Georgia Corporation pursuant to a Stock Exchange Agreement dated March 31, 2006. Pursuant to the Stock Exchange Agreement, all of the shareholders of HBLN exchanged all of their stock in HBLN (which constituted 1,000,000 shares of Common Stock in the Company) solely for shares of Cybertel’s Series C Preferred Stock. The 1,000,000 shares of HBLN Common Stock were exchanged for 500,000 shares of Cybertel Series C Preferred Stock. As a consequence of such transaction, HBLN has become a wholly owned subsidiary of Cybertel. Each share of Series C Preferred Stock is convertible after two years and is convertible into $2.00 of Cybertel Common Stock at the time of conversion. Management evaluated the conversion feature embedded in the Series C Preferred Stock for derivatives based on the guidance of SFAS 133. Management determined that the economic characteristics and risks of the conversion feature were clearly and closely related to the preferred stock. Specifically, the preferred stock is not redeemable and contained voting rights.

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary reason for the acquisition was to move quickly into broadband and telephony services markets with a full array of services. The following table summarizes the preliminary fair values assigned to the assets and liabilities at the date of acquisition:

Current assets	$25,262
Property and equipment	25,834
Customer list	194,399
Goodwill	375,081
Total assets	$620,576

Less: Total liabilities	$47,865
Total purchase price	$572,711

The customer list was valued by discounting the expected future cash flow of existing customers discounted at a rate of 43.08%. The excess of the purchase price over the fair value of the net assets and the customer list was allocated to goodwill, none of which is expected to be deductible for tax purposes.

On October 10, 2006 HBLN Services changed its name to Air Wire, Inc. The new name, AireWire, describes the subsidiary’s focus of creating the wireless local loop. The future of the Internet is wireless. The subsidiary’s new name will help the market understand the company’s focus on building and operating WiMAX networks

The following pro forma information assumes the acquisition of AireWire occurred at the beginning of each period, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented. In addition, the unaudited pro-forma financial information does not attempt to project the future results of operations of the combined company.

	Years ended December 31,
	2006	2005
Revenues	$268,784	$450,052
Cost of revenues	143,956	296,186
Gross profit	$124,828	$153,866
Less: General and administrative expenses	$(2,095,418)	$(1,300,150)
Operating loss	$(1,970,590)	$(1,146,284)
Other income (expense), net	$(4,273)	$317,053
Net loss from continuing operations	$(1,974,863)	$(829,231)
Gain (Loss) from discontinued operations	$1,047,374	$(129,111)
Net loss	$(927,489)	$(958,342)

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: ACQUISITION AND DISPOSITION OF CORE ENERGY, LLC

Acquisition

On March 5, 2004, Cybertel acquired a 51% ownership interest in Core Energy, LLC (“Core”), a privately held oil & gas company for .020 shares of Cybertel’s common stock valued at the then trading price of $27,000. Cybertel agreed to fund Core up to $300,000, and paid $100,000 of that at closing. In the event of a public offering by Core or a merger or acquisition by Core with a publicly traded company, the other Core members will have the right to re- acquire additional membership interests such that they collectively have a 75% membership interest in Core. In such an event, the purchase price will be $384.62 for each 1% interest so re-acquired. However, in no event is Cybertel’s interest in Core to fall below 25%.

Cybertel acquired Core because Core provided Cybertel with an opportunity to get into the oil and gas industry. Core is a Nevada Limited Liability Company organized in November 2002 whose main business is the exploration, drilling, and transportation of oil and gas products in California and in Kansas.

Disposition

On April 12, 2005, Cybertel agreed to settle a dispute with Core that was effective as of March 31, 2005. Under the agreement, Cybertel agreed to release any membership interest and/or other equity interest in Core in exchange for the return of all shares of common stock given to Core and Core’s agreement to repay $190,000 of the loans Cybertel had made to Core.

Loss from operations of Core was $112,617 for 2005 and loss on disposal was $16,494 in 2005. The information has been classified in as discontinued operations in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows.

NOTE 12: FORGIVENESS OF DEBT

During 2005 Cybertel reached agreements with its creditors to forgive overdue accounts payable and a note payable. The total amount forgiven was $330,686, which included $225,000 of accounts payable, $100,000 of note payable and $5,686 of accrued interest.

NOTE 13: GAIN ON DISCONTINUED OPERATIONS

On September 18, 2006, Cybertel entered into an “Asset Purchase Agreement” in which it sold its right, title and interest in the agreement between it and Comtech 21 providing for the resale of telecommunication services. Included in the sale was all equipment, operating procedures and other technology relating to the “Voice over Internet Protocol” (VOIP), and the name “Cybertel Communications” and any related intellectual property, including trademarks and trade names.

The buyers were former employees of Cybertel, and were owed a total of $621,726 by Cybertel, consisting of accrued compensation and other accrued expenses. The purchase price was mutually agreed to be the amount of $621,726.

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cybertel had certain accrued liabilities related to the “Cybertel Communications” activity. There has been no activity on these accrued liabilities during the past five years. Cybertel has “written off” these accrued liabilities and has included the amount of the accrued liabilities “written off” as additional gain on discontinued operations. If Cybertel is requested to pay any of these accrued liabilities, the “written off” amount will be reinstated, and Cybertel will make the requested payment. The amount of the accrued liabilities is $425,648.

NOTE 14: STOCK PURCHASE AGREEMENT WITH GLOBAL VISION TELECOMMUNICATIONS

On December 29, 2006, Cybertel and Global Vision Telecommunications (GVT) entered into a “Stock Purchase Agreement” in which Cybertel would be eligible to acquire up to 100% of the issued and outstanding shares of Global Vision Telecommunications, a company in the business of providing international, wholesale and other forms of telecommunications traffic as well as platform management and added value services.

The terms and conditions of the agreement provided that Cybertel would provide, in the first funding, GVT with $25,000 not later than January 15, 2007, and $25,000 not later than January 31, 2007 and would receive 5% of the issued and outstanding shares in GVT. A second funding would provide for funding and/or a line of credit in the amount of $450,000 to be available to GVT not later than March 1, 2007. In return for this second funding, Cybertel would receive 20% of the issued and outstanding shares in GVT. In a third funding, Cybertel would arrange for an additional $250,000 of funding and /or line of credit to be made available not later than June, 2007. In return Cybertel would receive 10% of the issued and outstanding shares in GVT.

In addition to the first three funding, Cybertel would provide tertiary funding for a line of credit or similar adequate financial facility of not less than $4,500,000 to be utilized by GVT for management of accounts receivable. In return, Cybertel would receive 100% of the issued and outstanding In addition, the tertiary funding event will trigger the following additional terms and conditions:

Shareholder control

1.	Until tertiary funding has been successfully executed, shareholder control of Cybertel shall remain with the current management of Cybertel.

2.
Any change in the current management, exchange or issuance of shares, or any other event that effectively change the control structure of the company by more than 25% will be considered an event of default and could trigger a reversal of this agreement.

3.
Upon success of the tertiary funding, the CEO of GVT will have the right to (a) acquire the controlling shares of Cybertel for a purchase price of $25,000, (b) assume two of the three director seats on the Cybertel Board of Directors, and (c) assume the role of CEO of Cybertel.

Use of fundings

1.	The first funding can be used at the discretion of GVT,

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
The second, third and tertiary funding will be used for payment and cash flow management of accounts receivables held by GVT. As such funds will be made available as the following conditions are upheld.

•	Customers have met minimal credit requirements

•	Not more than 25% of GVT’s accounts receivable are more than 120 days late

Performance requirements

1.	In order to be eligible for the third round of funding, GVT must maintain its revenues at 120% of December, 2006 for the two months prior to the second funding event.

2.
In order to be eligible for the tertiary funding event, GVT must have demonstrated and maintained its gross revenues at 200% of the December, 2006 revenues for the two months prior to the tertiary funding event.

In addition to the above, the agreement included certain exclusivity and reversibility clauses, including the failure of either party to meet the terms and conditions of the agreement.

On March 7, 2007 Cybertel acknowledged default in the agreement and advised GVT that Cybertel would not be able to fulfill its responsibilities set forth in the Stock Purchase Agreement and GVT was free to pursue financial and business relationships with other Parties.

NOTE 15: SUBSEQUENT EVENTS

On January 8, 2007 Cybertel issued a “Secured Convertible Promissory Note” to a corporation in the amount of $50,000. The due date is 91 days after consummation of the promissory note, and accrues interest at 8% compounded annually. The payment due upon maturity is 125% of the principal and accrued interest. As additional compensation. Additional payments equal to the principal to be repaid are due by or before twelve months following the due date of the note. The note is secured by an assignment of any and all interest in the receivables of Global Vision Telecom (“GVT”) (see Note 13) up to but not less than $75,000. The note included certain “mandatory prepayment upon triggering events”, including Cybertel’s inability to consummate its acquisition of the minority interest in GVT. The note is convertible into Cybertel common stock. The number of shares, in the event of conversion, is determined by dividing the unpaid balance of the note, plus any accrued interest by 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion. The common stock conversions cannot exceed 4.99% of the then outstanding common stock of Cybertel.

On March 15, 2007, Cybertel issued an “Amended Convertible Debenture” to a corporation in the principal amount of $75,000 with interest at 8% and due on or after June 8, 2005. Conversion features of the debenture allow for the remaining principal balance, plus accrued interest to be converted into Cybertel common stock, with the number of shares to be determined by dividing the unpaid balance of the note, plus any accrued interest by 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion. The common stock conversions cannot exceed 4.99% of the then outstanding common stock of Cybertel.

F-21

CYBERTEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2007, Cybertel executed a consulting agreement with a consultant to render services to Cybertel as a Business Development and Industry Consultant. The services to be provided include the consultant’s assistance in identifying key personnel who can provide Cybertel with experience and leadership capabilities in wireless communications, broadband technologies, installation and deployment, network management, customer service and call center and support services. Additional services to be provided by the consultant include assistance in identifying, evaluating, structuring, negotiating and closing of joint ventures, strategic alliances, business acquisitions, and advise with regard to the ongoing managing and operating of such acquisitions. The term of the consulting agreement will be six months with an automatic extension for an additional three months. The agreement can be terminated by either party upon thirty days written notice. The consultant will be paid $25,000 for the first month of service, and $10,000 per month thereafter. Cybertel may provide payment in the form of free-trading shares of its common stock at up to 200% of the value of the compensation.

On March 15, 2007, the Company entered into two “Consulting Agreements” for the provision of management of sales and marketing resources, consulting, strategic planning, and review and advice regarding Cybertel’s overall progress, needs and condition. Services to be provided include - (a) assisting the Company in identifying key personnel who can provide Cybertel with experience and leadership capabilities in wireless communications, broadband technologies, installation and deployment, network management, customer service, call center and support service, (b) assisting in the identification, evaluating, structuring, negotiating, and closing of joint ventures, strategic alliances, business acquisitions, and advise with regard to the ongoing managing and operating of such acquisitions upon consummation, and (C) assistance in identifying, negotiating, structuring and evaluating sources for financing, leasing, lines of credit and other financial instrument. The term of the agreements will be for twelve months, with automatic renewal for an additional three months. Either party may terminate the agreement with thirty days prior written notice. Each consultant will be paid $25,000 (a total of $50,000) per month. Cybertel may provide payment in the form of free-trading shares of its common stock at up to 200% of the value of the compensation. In no event shall either consultant be issued a number of shares of common stock which would result in beneficial ownership by the consultant and its affiliates of more than 9.9% of the outstanding shares of Cybertel.

On February 7, 2007, the Company’s stockholders holding a majority of the outstanding shares of the Company’s outstanding common shares consented to amend the Company’s Articles of Incorporation to effect a 1000 to 1 reverse stock split, whereby each stockholder will receive one share of common stock for every one thousand shares then owned. In addition, the Company amended its Articles of Incorporation to decrease their par value of its authorized shares of all classes of stock from $.001 to $.00001 per share. The articles and reverse were effective on March 15, 2007.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8(A): CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8(B): OTHER INFORMATION.

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. These persons will hold their respective positions until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation
James A. Wheeler	President	3/17/06
	CEO	3/17/06
	Director	3/17/06
David Brunscheon	Director	3/17/06

Business Experience

James A. Wheeler, 46, became our President, Chief Executive Officer, and one of our directors effective March 17, 2006. Mr. Wheeler is a senior executive with 20 years experience in call center operations, human resources, and administration management. Mr. Wheeler has extensive expertise in telecom, information technologies, and web-based systems. Over the years he served as CEO of a consulting firm in Las Vegas, Nevada, a company that offers management consulting to start-ups, turn-a-rounds and operations. Mr. Wheeler negotiated new contracts and assigned personnel to projects. He also led staff to timely completion of projects which included being a consultant to a web-based company, and established company websites for retail market and inventory controls, as well as negotiated service level agreements with web companies. From June 2002 to present he has served as Chief Executive Officer and a Director of SkyBridge Wireless, Inc., a publicly traded company located in Las Vegas, Nevada which is a Fixed Wireless Service Provider. From August 1999 to December 2002, Mr. Wheeler was the President of Executive Management Services, a company located in Las Vegas, Nevada, which is in the business of consulting with start-up companies, turn-a-rounds and operations. He obtained a degree in Business Administration in 1981 from N/W Nazarene University, Nampa, Idaho, and a BA Business Administration in 2000 from Americus University, Washington, D.C. He also obtained an MBA Business Administration in 2002 from Americus University, Washington, D.C.

David Brunscheon, 51, has been the successful owner operator of Ralph’s Drugs and Scandinavian & International Gift Shop in Junction City Oregon for the past 20 years. He has run the day to day operations of Ralph’s Drugs and Scandinavian & International Gift Shop for the past 15 year. Also hiring and firing employee, buying Scandinavian gift and drugs of the store. His experience in marketing and retail are extensive and he has served his community in various public service projects for many years. He has been a board member of the Junction City-Harrisburg Chamber of Commerce, and is an active member in the Chamber of Commerce. He also sits on the board of the Junction City Swimming Pool & Community Center Foundation and is very active in the annual Scandinavian Festival which draws people from around the world. Mr. Brunscheon is currently a member of the City Council of Junction City Oregon and as such has wide responsibility for the operations of the city including sewer, water treatment, street construction, and library and may other public facilities. He also is the Police Commissioner helping to guide the local police department in a town that includes a wide variety of visitors.  In addition to his other duties he assists in the operations of a chain of mini-marts that operate in the Southern Oregon area. He is an experienced business man and brings a high degree of integrity to the Board of Directors of Cybertel Capital Corporation.

Significant Employees

Other than our executive officers, we do not have any employees who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

1.	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

2.	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
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

Code of Ethics

The Company adopted a Code of Ethics and it was attached to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2003. See Item 13, Part III of this Report.

Audit Committee

Due to the fact that it currently has only two directors, the Company does not currently have a standing audit committee.

The Company does not have a standing nominating committee or a charter with respect to the process for nominations to our Board of Directors. Currently, members of the Company’s Board submit nominees for election thereto to the entire Board for its consideration.

The Company’s Bylaws do not contain any provision addressing the process by which a stockholder may nominate an individual to stand for election to the Board of Directors, and the Company does not have any formal policy concerning stockholder recommendations to the Board of Directors. To date, we have not received any recommendations from stockholders requesting that the Board consider a candidate for inclusion among the slate of nominees in our proxy statement. However, the absence of such a policy does not mean that the Board of Directors would not consider any such recommendation, had one been received. The Board would consider any candidate proposed in good faith by a stockholder. To do so, a stockholder should send the candidate’s name, credentials, contact information, and his or her consent to be considered as a candidate to the Company’s Chief Executive Officer, James A. Wheeler. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

In evaluating director nominees, the Board considers the following factors:

•	the appropriate size of our Board of Directors;

•	our needs with respect to the particular talents and experience of our directors;

•	the knowledge, skills and experience of nominees, including experience

•	in finance, administration or public service, in light of prevailing

•	business conditions and the knowledge, skills and experience already

•	possessed by other members of the Board;

•	familiarity with our industry;

•	experience with accounting rules and practices;

•	and the desire to balance the benefit of continuity with the periodic

•	injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board of Directors that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board of Directors may also consider such other factors as it may believe are in the best interests of the Company and its stockholders. The Board does, however, believe it appropriate for at least one, and, preferably, several, members of the Board to meet the criteria for an “audit committee financial expert” as defined by Securities and Exchange Commission rules. The Company also believes it appropriate for certain key members of the Company’s management to participate as members of the Board.

The Board of Directors identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re- nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board of Directors are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, the Company has not engaged third parties to identify or evaluate or assist in identifying potential nominees, although the Company reserves the right in the future to retain a third party search firm, if necessary.

ITEM 10: EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal year ended December 31, 2006, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer. The executive officers listed in the table below are sometimes referred to as the “named executive officers” in this Annual Report.

Summary Compensation Table: Long Term Compensation

		SUMMARY COMPENSATION TABLE FOR 2006
Name and Principal Position	Year or Period Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
James A. Wheeler (1) Pres, CEO, Director	12/31/06	$0	$0	$0	$0	$0	$0	$35,000	$35,000
Albert A. Gomez (2) Pres, CEO, Director	12/31/06	$0	$0	$0	$0	$0	$0	$0	$0
(1)  Mr. Wheeler assumed his position as President, CEO and Director of the Company on March 17, 2006
(2) Dr. Gomez served as President, CEO and Director of the Company from June 14, 2005 until March 17, 2006

For further information regarding these stock options, see the Table in Note 7 of our Consolidated Financial Statements that accompany this Annual Report.

Although there is currently no formal agreement in place as to compensation to be paid to Mr. Wheeler for services rendered in his capacity as President, CEO and Director, he received $35,000 in the year 2006 for consulting services rendered to the Company.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company currently has no employment agreements in place with any of its executive officers or directors..

On June 14, 2005, Cybertel entered into an employment agreement with Richard D. Mangiarelli pursuant to which Cybertel employs Mr. Mangiarelli as its Secretary and Chief Operating Officer. The agreement is for two years and includes the following material terms: (i) a minimum annual base salary of $100,000; (ii) commencing after Cybertel closes on the acquisition of Strategic Healthcare Systems, Inc., for each ten percent (10%) rise in share price of Cybertel’s common stock (proportionately adjusted for stock splits, stock dividends, reverse stock splits, and the like), calculated quarterly, a $10,000 raise in annual compensation; (iii) annual bonus of five percent (5%) of increased annual net revenues attributable to acquisition or roll ups of additional facilities; (iv) employee benefits and perquisites, including but not limited to, pension plans, deferred compensation plans, stock options, annual bonus plans, long term incentive plans, group life insurance, disability, sickness and accident insurance and health benefits under such plans and programs as provided to other executives of Cybertel from time to time; and (v) paid vacation as well as holidays, leave of absence, and leave for illness and temporary disability in accordance with Cybertel’s policies. Cybertel may not terminate Mr. Mangiarelli’s employment without cause, as that term is defined in the employment agreement.

In connection with commencement of Mr. Mangiarelli’s employment agreement, Cybertel granted to Mr. Mangiarelli options to purchase (1) shares of Cybertel’s common stock such that the number of shares of common stock issuable upon exercise of the option shall equal seven and one-half percent (71/2%) of the issued and outstanding common stock as of the date of exercise, and (2) shares of Cybertel’s preferred stock such that the number of shares of common stock issuable upon exercise of the option shall equal seven and one-half percent (7 1/2%) of the issued and outstanding preferred stock as of the date of exercise. Each option may be exercised for $500.00. The options expire on June 14, 2010.

On June 14, 2005, Cybertel entered into an employment agreement with Richard F. Schmidt pursuant to which Cybertel employs Mr. Schmidt as its Chief Financial Officer. The agreement is for two years and includes the following material terms: (i) a minimum annual base salary of $100,000; (ii) commencing after Cybertel closes on the acquisition of Strategic Healthcare Systems, Inc., for each ten percent (10%) rise in share price of Cybertel’s common stock (proportionately adjusted for stock splits, stock dividends, reverse stock splits, and the like), calculated quarterly, a $10,000 raise in annual compensation; (iii) annual bonus of five percent (5%) of increased annual net revenues attributable to acquisition or roll ups of additional facilities; (iv) employee benefits and perquisites, including but not limited to, pension plans, deferred compensation plans, stock options, annual bonus plans, long term incentive plans, group life insurance, disability, sickness and accident insurance and health benefits under such plans and programs as provided to other executives of Cybertel from time to time; and (v) paid vacation as well as holidays, leave of absence, and leave for illness and temporary disability in accordance with Cybertel’s policies. Cybertel may not terminate Mr. Schmidt’s employment without cause, as that term is defined in the employment agreement.

In connection with commencement of Mr. Schmidt’s employment agreement, Cybertel granted to Mr. Schmidt options to purchase (1) shares of Cybertel’s common stock such that the number of shares of common stock issuable upon exercise of the option shall equal seven and one-half percent (7 1/2%) of the issued and outstanding common stock as of the date of exercise, and (2) shares of Cybertel’s preferred stock such that the number of shares of common stock issuable upon exercise of the option shall equal seven and one-half percent (71/2%) of the issued and outstanding preferred stock as of the date of exercise. Each option may be exercised for $500.00. The options expire on June 14, 2010.

The employment agreements with Mr. Mangiarelli and Mr. Schmidt, and right to receive options specified therein, were forfeited upon the execution of the Asset Purchase Agreement by and among Mr. Mangiarelli and Mr. Schmidt, on the one hand, and Cybertel Communications Corporations in September of 2006.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

The following table sets forth the aggregate compensation paid by our Company for services rendered by our directors for fiscal year 2006:

Name and Principal Position	Year or Period Ended	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
James A. Wheeler Pres, CEO, Director	12/31/06	$0	$0	$0	$0	$0	$35,000	$35,000
Albert A. Gomez Pres, CEO, Director	12/31/06	$0	$0	$0	$0	$0	$0	$0
David Brunscheon Director	12/31/06	$9,600	$0	$0	$0	$0	$0	$9,600
(1)  Mr. Wheeler assumed his position as President, CEO and Director of the Company on March 17, 2006
(2) Dr. Gomez served as President, CEO and Director of the Company from June 14, 2005 until March 17, 2006

Mr. Wheeler received $35,000 in the year 2006 for consulting services rendered. For the same year, Mr. Brunscheon received $9,600 for consulting services as a director.

At present, the Company has not entered into employment agreements with any of its current directors.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A table showing the amount of securities authorized for issuance under equity compensation plans is provided under Item 5 above.

The following table sets forth the share holdings of our Company’s directors and executive officers and those persons who own more than five percent of our Company’s common stock as of the date hereof. Information regarding the capacities in which each director and executive officer serves for our Company is contained in Item 9, Part III, of this Annual Report.

Name and Address	Number of Shares of Beneficially Owned of Class(1)	Percentage
James A. Wheeler 5520 Wellesley Street, Suite #109 La Mesa, California 91942	50,000,000 (1)	100	%(2)
David Brunscheon 5520 Wellesley Street, Suite #109 La Mesa, California 91942	0	0%
(1) Consists of 500,000 Series B Preferred Shares, which have one hundred (100) votes per share.
(2) Refers to percentage of ownership of Series B Preferred Shares of the Company.

Changes in Control

There was an 8-K Current Report dated March 17, 2006, filed with the Securities and Exchange Commission regarding the transfer of our Company’s securities which resulted in a change in control of our Company. See Part III, Item 13.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

During the calendar year ended December 31, 2006, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships

During the calendar year ended December 31, 2006, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

During the calendar year ended December 31, 2006, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Cybertel to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer

Not applicable.

Transactions with Promoters

During the calendar year ended December 31, 2006, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Cybertel or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	By-Laws*
4.1	Certificate of Designation for Series A Convertible Preferred Stock*
4.2	Certificate of Designation for Series B Super Voting Preferred Stock*
14	Code of Ethics*
16	Letter issued by Malone & Bailey, CPA.
21	Subsidiaries
23.1	Consent of Gruber & Company, LLC
23.2	Consent of Malone & Bailey, CPA
31	302 Certification of James A. Wheeler
32	906 Certification
* Previously filed.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to Cybertel by its principal accountants during the calendar years ended December 31, 2006, and December 31, 2005:

Fee category	2005	2006
Audit fees	$42,010	$75,278
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
	$42,010	$75,278

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. These consist of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Cybertel’s financial statements and are not reported under “Audit fees.”

Tax fees. These consist of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. These consist of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above. In 2003, these fees consist of the preparation of a consent letter in connection with our Registration Statement on Form S-8.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange, our Company caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERTEL CAPITAL CORP.

Date: April 17, 2007	By:	/s/ James A. Wheeler
CEO, President and Director

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.

CYBERTEL CAPITAL CORP.

Date: April 17, 2007	By:	/s/ James A. Wheeler
CEO, President and Director