Form 10QSB
period 2007-03-31
CYBERTEL CAPITAL CORP
filed 2007-05-14
CIK 1036148

U. S. Securities and Exchange Commission
  Washington, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 29,494,288 shares at May 10, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Consolidated Financial Statements of the Registrant required to be filed with this Quarterly Report on Form 10Q-SB were prepared by management, and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash	$42,467	21,454
Accounts receivable, net of allowance for doubtful accounts of $1,713 for both periods	111,920	29,848
Prepaid expenses and other current assets	3,500	3,500
Total current assets	157,887	54,802
Loans receivable	40,000	--
Property and equipment, net	35,430	37,819
Customer list, net of amortization	165,239	174,959
Goodwill	375,081	375,081
Total assets	$773,637	$642,661
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$177,827	$175,604
Accrued liabilities	170,778	166,645
Derivative liability	6,425	-
Notes payable	56,000	5,766
Total current liabilities	411,030	348,015
Notes payable - Related parties	278,618	294,523
Total liabilities	689,648	642,538
Commitments and contingencies	-	-
Stockholders' deficit:
Series A convertible preferred stock, $.001 par;	-	-
5,000 shares authorized; 410 and 429 shares, respectively
issued and outstanding
Series B voting preferred stock, $.001 par;
50,000,000 shares authorized; 50,000,000
shares issued and outstanding	50,000	50,000
Series C voting preferred stock, $2.00 par;
2,200,000 shares authorized; 500,000
shares issued and outstanding	1,000,000	1,000,000
Common stock, $.00001 par value, 10,100,000,000
shares authorized, 4,094,288 and 898,759, respectively
shares issued and outstanding	41	9
Additional paid in capital	22,082,489	21,846,497
Stock subscription receivable	(20,543)	(20,543)
Accumulated deficit	(23,027,998)	(22,875,840)
Total stockholders' deficit	83,989	123
Total liabilities and stockholders' deficit	$773,637	$642,661

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
	2007	2006
REVENUES	$174,147	$7,863
COST OF GOODS SOLD	5,432	-
Gross profit (loss)	168,715	7,863

EXPENSES
General, administrative and selling	151,907	113,315
Stock-based compensation expense	160,220	96,283
Bad debt recovery	-	(19)

Total expenses	312,127	209,579
Operating loss	(143,412)	(201,716)

OTHER INCOME (EXPENSE)
Other income	-	2,850
Loss on derivative liability	(6,425)
Interest expense	(2,317)	(3,712)
Total other expense	(8,742)	(862)
Net (loss)	(152,154)	(202,578)

Preferred stock dividends	(1,938)	(6,198)
Net loss attributable to common shareholders	$(154,092)	$(208,776)
Basic and diluted net loss per share
from continuing operations	$(.04)	$(28.49)
Outstanding	3,859,906	7,329

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2007	2006
Net income ( loss)	$(152,154)	$(202,578)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,109	-
Stock issued for services	160,220	93,000
Stock option expense	-	3,283
Loss on derivative liability	6,425	-
Bad debt recovery	-	(19)
Changes in assets and liabilities:
Accounts receivable	(82,072)	3,845
Accounts payable and accrued expenses	6,352	57,196
Net cash used in operating activities	(49,120)	(45,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ESOP shares	75,804	-
Loans to related parties	(40,000)
Advances from related party	-	1,418
Proceeds from notes payable - related parties	34,329	48,000
Net cash provided by financing activities	70,133	49,418
NET CHANGE IN CASH	21,013	4,145
Cash, beginning of period	21,454	1,186
Cash, end of period	$42,467	$5,331
Cash paid for interest and taxes	$2,317	$-
SUPPLEMENTAL DISCLOSURES:
Conversion of preferred stock to common stock	-	1,200

CYBERTEL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Capital Corporation ("Cybertel" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 17, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 2006 Form 10-KSB have been omitted.

NOTE 2 - NOTES PAYABLE

During the quarter ended March 31, 2007:

Cybertel borrowed $50,000 from a related party under a secured convertible promissory note dated January 8, 2007. The note is due on April 8, 2007 and has an interest rate of 8% compounded annually. Repayment is in the amount of 125% of principal and accrued interest. The note is convertible into the $.00001 common stock at the rate of 50% of the average of the lowest three closing prices in the twenty trading days before the conversion.

NOTE 3 - COMMON STOCK

During the quarter ended March 31, 2007:

Holders of the Company’s Series A preferred stock converted 47.55 shares of Series A convertible preferred stock into $1000 worth of common stock (554,928 shares of common stock), using the market price on the date of conversion.

Cybertel issued 2,640,000 shares of common stock for services valued at $160,220.

CYBERTEL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUBSEQUENT EVENTS

During the period April 1 through May 7, 2007, Cybertel issued 900,000 shares of common stock to consultants for services with an approximate value of $19,500. In addition, Cybertel issued 10,000,000 shares to an investor relations firm with an approximate value of $200,000. Also during this period, 25 shares of Series A preferred stock were converted into 3,700,000 common shares at conversion prices ranging from $0.01 to $.02. During the same period, shares of common stock granted under the Company’s Employee Stock Option Plan totaling 7,000,000 shares were sold with proceeds ranging from $.01 to $.02 per share.

NOTE 5 - CONTINGENCIES

Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, Cybertel incurred recurring net losses from continuing operations of $152,154 and $202,578 for the three months ended March 31, 2007 and 2006, respectively, has an accumulated deficit of $23,027,998 and a working capital deficit of $253,143 as of March 31, 2007. These conditions raise substantial doubt as to Cybertel’s ability to continue as a going concern. The continued support of Cybertel creditors, lenders and shareholders is required in order for Cybertel to continue as a going concern. Management’s plans to support Cybertel’s operations include cutting overhead costs, borrowing additional funds and raising additional capital. Cybertel’s inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if Cybertel is unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

On January 1, 2007, Cybertel entered into a consulting agreement with a Business Development and Industry Consultant to render services to Cybertel, including assistance with identifying key personnel who can provide Cybertel with experience and leadership capabilities in wireless communications, broadband technologies, installation and deployment, network management, customer service and call center and support services. Additional services to be provided by the consultant include assistance in identifying, evaluating, structuring, negotiating and closing of joint ventures, strategic alliances, business acquisitions, and advise with respect to the ongoing managing and operating of such acquisitions. The term of the consulting agreement is six months with an automatic extension for an additional three months. The agreement may be terminated by either party upon thirty days written notice. The consultant will be paid $25,000 for the first month of service, and $10,000 per month thereafter. Cybertel may provide payment in the form of free-trading shares of its common stock at up to 200% of the value of the compensation (i.e. free trading shares of its common stock valued at $50,000 and $20,000, respectively), which would effectively increase monthly compensation to such amounts.

On March 15, 2007, the Company entered into two additional “Consulting Agreements” for the provision of management of sales and marketing resources, consulting, strategic planning, and review and advice regarding Cybertel’s overall progress, needs and condition. Services to be provided include - (a) assisting the Company in identifying key personnel who can provide Cybertel with experience and leadership capabilities in wireless communications, broadband technologies, installation and deployment, network management, customer service, call center and support service, (b) assisting in the identification, evaluating, structuring, negotiating, and closing of joint ventures, strategic alliances, business acquisitions, and advise with regard to the ongoing managing and operating of such acquisitions upon consummation, and (C) assistance in identifying, negotiating, structuring and evaluating sources for financing, leasing, lines of credit and other financial instrument. The term of the agreements will be for twelve months, with automatic renewal for an additional three months. Either party may terminate the agreement with thirty days prior written notice. Each consultant will be paid $25,000 (a total of $50,000) per month. Cybertel may provide payment in the form of free-trading shares of its common stock at up to 200% of the value of the compensation (i.e. free trading shares of its common stock valued at $50,000 and $20,000, respectively), which would effectively increase monthly compensation to such amounts. In no event shall either consultant be issued a number of shares of common stock which would result in beneficial ownership by the consultant and its affiliates of more than 9.9% of the outstanding shares of Cybertel.

On February 7, 2007, the Company’s stockholders holding a majority of the issued and outstanding shares of the Company’s common stock approved an amendment to the Company’s Articles of Incorporation effecting a 1000-to-1 reverse stock split, whereby each stockholder as of February 23, 2007 would receive one share of common stock for every one thousand shares he or she then owned. The reverse stock split became effective as of March 15, 2007.

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

The Company provides the following services: Business planning and advisory services; Engineering, Furnishing and Installation of WiMAX systems, IP infrastructure and IMS applications for service providers; Managed services to operate and maintain WiMAX networks for our business partners; and Operations Support and Customer Care systems to support our partners’ business operations integrated with their operating assets in a simplified user interface.

Presently, the company is actively involved in identifying companies in the telecommunications industry for acquisition or strategic partnerships. These companies may be providers of long distance service, Voice over Internet Protocol providers, consulting companies, prepaid service companies, network management operations, or other companies in the telecommunication arena.

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

Results of Operations

The Company generated a net loss of $152,154 for the quarter ended March 31, 2007, and had net loss of $202,578 for the quarter ended March 31, 2006. This decrease in net loss was primarily due to lower operational cost. After the preferred stock dividend was distributed the net loss attributable to common shareholders was $154,092 for the quarter ended March 31, 2007 and was $208,776 for the quarter ended March 31, 2006.

Revenues for the three-month period ended March 31, 2007 increased to $174,147, from $7,863 for the three months ended March 31, 2006. This increase is primarily attributable to the increase in business from our subsidiary AireWire, Inc.

General, administrative and selling costs were $312,127 during the three months ended March 31, 2007, as compared to $209,598 for the three-month period ended March 31, 2006. This increase is primarily due to the hiring of new consultants.

Liquidity

The Company incurred net losses from operation of $152,154 and $202,578 for the three months ended March 31, and 2006, respectively. Our management is attempting to raise sufficient additional capital through sales of stock, but has not done so as of May 10, 2007. These conditions raise substantial doubt about Cybertel's ability to continue as a going concern, as expressed in Note 6 of the financial statements included in this Quarterly Report.

Off-Balance Sheet Transactions

There are no off-balance sheet transactions.

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates all sales of unregistered securities by Cybertel during the quarterly period ended March 31, 2007:

		No. of shares of
Name of Purchaser	Date	common stock	Aggregate Consideration

Majestic Safe-T-Prod	1/08/07	51,186,825	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	1/26/07	68,997,300	Conversion of Series A Preferred Stock
Edify Capital Corp	2/05/07	79,947,100	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	2/05/07	79,947,100	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	2/27/07	82,550,000	Conversion of Series A Preferred Stock
Edify Capital Corp	3/05/07	96,300,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	3/06/07	96,000,000	Conversion of Series A Preferred Stock

Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 506 of Regulation D of the SEC. Each such person or entity had access to all material information about Cybertel prior to the offer, sale or issuance of these "restricted securities." Management believes that these shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 7, 2007, a majority of the holders of the Company’s common stock approved a 1000-to-1 reverse stock split of the Company's issued and outstanding common stock, effective as of March 15, 2007, whereby each holder of the Company's common stock as of February 23, 2007 received one share of common stock for each one thousand shares then owned. All resulting fractional shares were rounded up to the nearest whole share.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, James A. Wheeler, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer, James A. Wheeler, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERTEL CAPITAL CORP.

Date: May 14, 2007	By:	/s/ James A. Wheeler
James A. Wheeler, CEO, President and Director