Form 10QSB
period 2007-06-30
CYBERTEL CAPITAL CORP
filed 2007-08-14
CIK 1036148

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-26913

CYBERTEL CAPITAL CORPORATION
(Exact name of Small Business Issuer as specified in its Charter)

NEVADA	86-0862532
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4603 NE St. Johns Rd. Ste. B
Vancouver, Washington 98661
(Address of Principal Executive Offices)

Issuer's Telephone Number: (858) 646-7410

Indicate by check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒*

* See the disclosure under the heading “Management's Discussion and Analysis or Plan of Operation,” Part I, Item 2 of this Report.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

117,240,288 shares at August 13, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEET

Assets
	June 30, 2007(Unaudited)	December 31, 2006
CURRENT ASSETS
Cash	$110,761	$21,454
Accounts Receivable, net	18,675	29,848
Other Current Assets	34,649	3,500
TOTAL CURRENT ASSETS	164,085	54,802

Fixed Assets	61,667	61,667
Accumulated Depreciation	(28,622)	(23,848)
NET FIXED ASSETS	33,045	37,819

Customer List	155,519	174,959
Goodwill	375,081	375,081

TOTAL ASSETS	$727,730	$642,661

Liabilities and Stockholders' Deficit
CURRENT LIABILITIES
Accrued Derivative	20,087
Accounts Payable	$177,103	$175,604
Accrued Liabilities	206,366	166,645
Notes Payable to Related Parties, Current Portion	6,000	5,766
TOTAL CURRENT LIABILITIES	409,556	348,015

Notes Payable to Related Parties	295,476	294,523

TOTAL LIABILITIES	705,032	642,538

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par;
5,000 shares authorized; 64 and 164 shares
issued and outstanding	-	-
Series B Voting Preferred Stock, $.001 par;
50,000,000 shares authorized; 50,000,000
shares issued and outstanding	50,000	50,000
Series C Preferred Stock $2.00 par value; 1,000,000 share authorized,
500,000 shares issued and outstanding	1,000,000	-
Common Stock, $.00001 par value, 10,000,000,000
shares authorized, 80,929,288 and 898,759
issued and outstanding	809	9
Additional Paid In Capital	22,772,881	21,846,497
Accumulated Deficit	(23,780,449)	(21,965,713)
Stock subscription receivable	(20,543)	(20,543)
TOTAL STOCKHOLDERS’ EQUITY	22,698	123
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$727,730	$642,661

See accompanying notes to consolidated financial statements.

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

REVENUES	$99,452	$10,623	$273,599	$18,486
COST OF GOODS SOLD	391		5,823
Gross Profit	99,061	10,623	267,776	18,486
EXPENSES
Stock Based Compensation Expense	580,035	517,852	740,255	614,135
Selling, General and Administrative	254,262	124,598	406,169	237,896
TOTAL OPERATING EXPENSES	834,297	642,450	1,146,424	852,031
OPERATING LOSS	(735,234)	(631,827))	(878,648)	(833,545)

OTHER INCOME (EXPENSE)
Other Income	731	1,900	731	4,750
Interest Expense	(1,096))	(4,984)	(3,413)	(8,696)
Loss on Derivative	(13,662)		(20,087)
TOTAL OTHER INCOME/(EXPENSE)	(14,027)	(3,084)	(22,769)	(3,946)

NET LOSS	(749,261)	(634,911)	(901,417)	(837,491)

Preferred Stock Dividends	(1,166)	(5,632)	(3,104)	(11,830)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(750,427)	$(640,543))	$(904,521)	$(849,321)

Earnings (loss) per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of shares outstanding basic and diluted	50,438,141	26,868,390	27,090,884	19,821,216

See accompanying notes to consolidated financial statements.

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months
	ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(901,417))	$(837,491)
	-
Net loss from continuing operations	(901,417)	(837,491)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	24,714	-
Stock issued for services	740,225	614,135
Stock option expense reduction adjustment		(5,322)
Derivative liability	20,087
	-
Forgiveness of debt
Changes in assets and liabilities:
Accounts receivable	11,173	3,582
Prepaid expenses	(31,149)
Accounts payable and accrued expenses	41,220	130,464

Net cash used in continuing operations	(105,147)	(94,632)

Net cash used in operating activities	(105,147)	(94,632)

CASH FLOW FROM INVESTING ACTIVITIES
Cash from acquisition of HBLN	-	2,733

Net cash used in investing activities	-	2,733

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	1,187	123,419
Payment of loan		(12,931)
Payment of dividends	(3,104)	(11830)
Proceeds for shares	196,280
		98,658

Net cash provided by financing activities	194,363	98,658

NET CHANGE IN CASH	89,216	6,759)

Cash, beginning of period	21,454	1,186

Cash, end of period	$110,761	$7,945

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$8,727	$22,598
Non-cash financing activities:
Conversion of accrued dividends to common stock	$-	$9,600

See accompanying notes to consolidated financial statements.

CYBERTEL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cybertel Capital Corporation ("Cybertel" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 17, 2007 (the “2006 Form 10K-SB”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 2006 Form 10K-SB have been omitted.

NOTE 2 - NOTES PAYABLE

During the six months ended June 30, 2007:

Cybertel borrowed $50,000 from a related party under a secured convertible promissory note dated January 8, 2007. The note was due on April 8, 2007 and has an interest rate of 8% compounded annually. The note has not been repaid as of the date of this Report and is still accruing interest. Repayment is in the amount of 125% of principal and accrued interest. The note is convertible into the shares of the Company’s common stock at the rate of 50% of the average of the lowest three closing prices in the twenty trading days before the conversion.

NOTE 3 - COMMON STOCK

During the six months ended June 30, 2007:

Holders of the Company’s Series A preferred stock converted 100.59 shares of the Series A preferred stock into 16,239,928 shares of common stock.

Cybertel issued 61,816,975 shares of common stock for services valued at $740,255.

CYBERTEL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUBSEQUENT EVENTS

During the period July 1 through August 1, 2007, Cybertel issued 18,000,000 shares of common stock to consultants for services with an approximate value of $90,000. Also during the same period, 23 shares of Series A preferred stock were converted into 18,311,000 common shares at a conversion price of $0.003.

On August 1, 2007, David Brunscheon, a member of the Company’s Board of Directors tendered his resignation effective August 31, 2007.

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

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, Cybertel incurred recurring net losses from continuing operations of $901,417 and has an accumulated deficit of $23,780,449 and a working capital deficit of $245,471 as of June 30, 2007. These conditions raise substantial doubt as to Cybertel’s ability to continue as a going concern. The continued support of Cybertel creditors, lenders and shareholders is required in order for Cybertel to continue as a going concern. Management’s plans to support Cybertel’s operations include cutting overhead costs, borrowing additional funds and raising additional capital. Cybertel’s inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if Cybertel is unable to continue as a going concern.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in the Form 10-KSB for the year ended December 31, 2006, the Form 10-QSB for the quarter ended March 31, 2007, the Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements," including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

General

CyberTel Capital Corporation (the “Company” or “CyberTel”) was originally organized for the primary purpose of engaging in all facets of the business comprising the telecommunications industry and was a provider of long distance voice and data telecommunications. At present, its main business is as a technology consulting and management firm offering full-service capabilities in the wireless, telecommunications and broadband business. Cybertel works with clients to develop and deploy wireless and fiber broadband services for service providers, large and small, utilizing its select group of consultants, vendor partners and its key relationships within the telecommunications and venture capital community.

The Company provides the following services: business planning and advisory services; engineering, furnishing and installation of WiMAX systems, IP infrastructure and IMS applications for service providers; managed services to operate and maintain WiMAX networks for its business partners; and operations support and customer care systems to support its partners’ business operations integrated with their operating assets in a simplified user interface.

Presently, the company is actively involved in identifying companies in the telecommunications industry for acquisition or strategic partnerships. These companies may be providers of long distance service, Voice over Internet Protocol providers, consulting companies, prepaid service companies, network management operations, or other companies in the telecommunication arena.

The Company currently has insufficient funds to operate its business according to its proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of its products, the Company will not be able to operate within its budget. If it does not operate within its budget, the Company will require additional funds to continue its business. The Company may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force the Company to delay its plans for growth and implementation of its strategy, which could seriously harm its business, financial condition, and results of operations. If the Comany needs additional funds, it may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to the Company’s stockholders.

Recent Developments

On January 1, 2007, Cybertel entered into a consulting agreement with a Business Development and Industry Consultant to render services to Cybertel, including assistance with identifying key personnel who can provide Cybertel with experience and leadership capabilities in wireless communications, broadband technologies, installation and deployment, network management, customer service and call center and support services. Additional services to be provided by the consultant include assistance in identifying, evaluating, structuring, negotiating and closing of joint ventures, strategic alliances, business acquisitions, and advice with respect to the ongoing management and operation of such acquisitions. The term of the consulting agreement is six months with an automatic extension for an additional three months. The agreement may be terminated by either party upon thirty days’ written notice. The consultant will be paid $25,000 for the first month of service, and $10,000 per month thereafter. Cybertel may provide payment in the form of free-trading shares of its common stock at up to 200% of the value of the compensation (i.e. free trading shares of its common stock valued at $50,000 and $20,000, respectively), which would effectively increase monthly compensation to such amounts.

On March 15, 2007, the Company entered into two additional consulting agreements for the provision of management of sales and marketing resources, consulting, strategic planning, and review and advice regarding Cybertel’s overall progress, needs and condition. Services to be provided include - (a) assisting the Company in identifying key personnel who can provide Cybertel with experience and leadership capabilities in wireless communications, broadband technologies, installation and deployment, network management, customer service, call center and support service, (b) assisting in the identification, evaluating, structuring, negotiating, and closing of joint ventures, strategic alliances, business acquisitions, and provide advice with regard to the ongoing management and operation of such acquisitions upon consummation, and (c) assistance in identifying, negotiating, structuring and evaluating sources for financing, leasing, lines of credit and other financial instruments. The term of the agreements is for twelve months, with automatic renewal for an additional three months. Either party may terminate the agreement with thirty days prior written notice. Each consultant will be paid $25,000 (an aggregate of $50,000) per month. Cybertel may provide payment in the form of free-trading shares of its common stock at up to 200% of the value of the compensation (i.e. free trading shares of its common stock valued at $50,000 and $20,000, respectively), which would effectively increase monthly compensation to such amounts. In no event shall either consultant be issued a number of shares of common stock which would result in beneficial ownership by the consultant and its affiliates of more than 9.9% of the outstanding shares of Cybertel.

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

Results of Operations for the Three Months Ended June 30, 2007

The Company generated a net loss of $749,261 for the quarter ended June 30, 2007, compared to $634,911 for the same quarter in 2006. The increase in net loss was primarily due to the issuance of an increased number of shares of stock for services.

Revenues for the three-month period ended June 30, 2007 were $99,452 compared to $10,623 for the corresponding period in 2006. This increase is primarily attributable to the increase in business from our subsidiary AireWire, Inc.

Selling, general, and administrative costs were $254,262 during the three months ended June 30, 2007, as compared to $124,598 for the three-month period ended June 30, 2006. This increase was primarily due to the hiring of new consultants.

Results of Operations for the Six Months ended June 30, 2007

Net losses for the six months ended June 30, 2007 equaled $901,417 compared to $837,491 for the corresponding period in 2006. This increase is primarily attributable to the consulting agreements entered into by the Company.

Revenues for the six months ended June 30, 2007 were $273,599 compared to $18,486 for the corresponding period in 2006. This increase was primarily attributable to revenue generated by our subsidiary AireWire, Inc.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $406,169 compared to $237,896 for the corresponding period in 2006. This increase was primarily attributable to an increase in shares issued to our consultants.

Liquidity and Capital Resources

During the six-month period ended June 30, 2007, cash used by operations was $210,294. We intend to continue to search for ways to expand our business through new service contracts and by continuing to search for new acquisitions. We anticipate that we will incur smaller losses in the future if we are able to expand our business and the marketing of our products and services now offered. The losses will continue until the excess of operation and marketing expenses is overcome by the increase in revenue from operations.

During the six months ended June 30, 2007, we incurred a net loss of $901,417, had cash used for operations of $210,294, and cash provided by financing activities was $50,000. In addition, we received $196,280 in gross proceeds from the exercise of options granted to employees through an employee option plan. We are no longer offering employee options and no additional funds will be generated from this program. All of these proceeds were used to fund operations. We continue to seek short-term financing through debt and equity financing and are also seeking long-term financing through debt and/or equity financing through a private placement or a retail offering of common stock.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report for the year-end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. We cannot assure you that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Off-Balance Sheet Transactions

There are no off-balance sheet transactions.

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates all sales of unregistered securities by Cybertel during the quarterly period ended June 30, 2007:

		No. of shares of
Name of Purchaser	Date	common stock	Aggregate consideration

Majestic Safe-T-Prod	4/09/07	200,000	Conversion of Series A Preferred Stock
Edify Capital Corp	4/09/07	200,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	4/25/07	900,000	Conversion of Series A Preferred Stock
Edify Capital Corp	4/25/07	900,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	5/04/07	1,100,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	5/17/07	1,540,000	Conversion of Series A Preferred Stock
Edify Capital Corp	5/21/07	1,620,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	6/04/07	2,025,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	6/07/07	2,100,000	Conversion of Series A Preferred Stock
Edify Capital Corp	6/11/07	2,100,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	6/22/07	3,000,000	Conversion of Series A Preferred Stock

Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). Each such person or entity had access to all material information about Cybertel prior to the offer, sale or issuance of these "restricted securities." Management believes that these shares were exempt from the registration requirements of the Act, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities.

Cybertel borrowed $50,000 from a related party under a secured convertible promissory note dated January 8, 2007. The note was due on April 8, 2007 and has an interest rate of 8% compounded annually. The note has not been repaid as of the date of this Report and is still accruing interest. Repayment is in the amount of 125% of principal and accrued interest. The note is convertible into the shares of the Company’s common stock at the rate of 50% of the average of the lowest three closing prices in the twenty trading days before the conversion.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On August 1, 2007, David Brunscheon, a member of the Company’s Board of Directors, tendered his resignation effective August 31, 2007.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, James A. Wheeler, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer, James A. Wheeler, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERTEL CAPITAL CORPORATION

By:	/s/ James A. Wheeler
James A. Wheeler
CEO, President and Director

Dated: August 14, 2007

EXHIBIT INDEX

Exhibit No. Description

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act