Form 10QSB
period 2007-09-30
CYBERTEL CAPITAL CORP
filed 2007-11-14
CIK 1036148

U. S. Securities and Exchange Commission
  Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-26913

CYBERTEL CAPITAL CORP.
(Exact name of Small Business Issuer as specified in its Charter)

NEVADA	86-0862532
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4603 NE St. Johns Road, Ste. B
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

   407,460,818 shares at November 6, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2007	December 31, 2006
Assets
CURRENT ASSETS
Cash	$38,241	$21,454
Accounts Receivable, net of allowance for doubtful accts of $1,713 and $1,000 respectively	40,158	29,848

Prepaid expenses and Other Current Assets	34,653	350
TOTAL CURRENT ASSETS	113,052	54,802

Property and Equipment-Net	31,651	37,819

Customer List, net of amortization	145,799	174,959
Goodwill	375,081	375,081

TOTAL ASSETS	$665,583	$642,661

Liabilities and Stockholders' Deficit
CURRENT LIABILITIES
Accrued Derivative	112,232
Accounts Payable	$292,715	$175,604
Accrued Liabilities	171,621	166,645
Notes Payable to Related Parties, Current Portion	6,000	5,766
TOTAL CURRENT LIABILITIES	582,568	348,015

Notes Payable to Related Parties	317,110	294,523

TOTAL LIABILITIES	899,678	642,538

STOCKHOLDERS' EQUITY (DEFICIT):
Series A Convertible Preferred Stock, $.001 par;
5,000 shares authorized; 8 and 164 shares
issued and outstanding	-	-
Series B Voting Preferred Stock, $.001 par;
50,000,000 shares authorized; 50,000,000
shares issued and outstanding	50,000	50,000
Series C Preferred Stock $2.00 par value,
500,000 shares issued	1,000,000	1,000,000
Common Stock, $.0001 par value, 10,000,000,000
shares authorized, 182,369,018 and 878,759
issued and outstanding	1,823	9
Additional Paid In Capital	22,851,837	21,846,497
Stock Subscription Receivable	(20,543)	(20,543)
Retained Deficit	(24,117,212)	(22,785,840)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(234,095)	123

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$665,583	$642,661

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

REVENUES	$98,072	$21,981	$371,671	$40,467
COST OF GOODS SOLD	1,931	19,558	7,754	19,558
Gross Profit	96,141	2,423	363,917	20,909
EXPENSES
Stock Based Compensation Expense	79,970		820,225
Selling, General and Administrative	259,925	877,130	666,094	1,729,161
TOTAL OPERATING EXPENSES	339,895	877,130	1,486,319	1,729,161
OPERATING LOSS	(243,754)	(874,707)	(1,122,402)	(1,708,252)

OTHER INCOME (EXPENSE)
Other Income	398	1,250	1,129	6,000
Interest Expense, net	(799)	(1,542)	(4,212)	(10,238)
Loss on Derivative	(92,145)	-	(112,232)
TOTAL OTHER INCOME/(EXPENSE)	(92,546)	(292)	(115,315)	(4,238)

NET LOSS	(336,300)	(874,999)	(1,237,717)	(1,712,490)

Preferred Stock Dividends	(463)	(3,822)	(3,567)	(15,652)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(336,763)	$(878,821)	$(1,241,284)	$(1,728,142)

Earnings (loss) per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0..02)

Weighted average number of shares outstanding basic and diluted	173,318,992	129,434,422	89,820,945	84,120,939

CYBERTEL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,237,717)	$(1,712,490)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	36,327	16,426
Stock issued for services	820,225	1,229,779
Stock option expense	-	33,216
Derivative Liability	112,232	-

Changes in assets and liabilities:
Accounts receivable	(10,310)	15,616
Prepaid expenses	(34,303)	(2,976)
Accounts payable and accrued expenses	122,087	236,650

Net cash used in continuing operations	(191,459)	(183,779)

Net cash used in operating activities	(191,459)	(183,779)

CASH FLOW FROM INVESTING ACTIVITIES

Cash paid for purchase of fixed assets	(999)	(32,722)
Net cash used in investing activities	(999)	(32,722)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	22,821	188,160
Repayment of loan		(3,587)
Payment of Dividends	(3,567)	(15,652)
Proceeds of Shares	189,991	78,900

Net cash provided by financing activities	209,245	247,841

NET CHANGE IN CASH	16,787	31,340

Cash, beginning of period	21,454	1,186

Cash, end of period	$38,241	$32,526

Supplemental disclosures of cash flows information
Cash paid for income taxes	$-	$-
Cash paid for interest	$22	$22,598

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

NOTE 2 - NOTES PAYABLE

During the nine months ended September 30, 2007:

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

NOTE 3 - COMMON STOCK

During the nine months ended September 30, 2007:

Holders of the Company’s Series A preferred stock converted 157.07 shares of the Series A preferred stock into 68,279,658 shares of common stock.

Cybertel issued 111,216,975 shares of common stock for services valued at $820,225.

CYBERTEL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUBSEQUENT EVENTS

During the period September 1 through November 1, 2007, Cybertel issued 160,500,000 shares of common stock to consultants for services with an approximate value of $.0008 and $.0015 per share. Also during the same period, 7.65 shares of Series A preferred stock and debt were converted into 64,591,800 common shares.

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

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, for the nine months ended September 30, 2007, Cybertel incurred recurring net losses from continuing operations in the amount of $1,237,717 and has an accumulated deficit of $24,117,212 and a working capital deficit of $469,516 as of September 30, 2007. These conditions raise substantial doubt as to Cybertel’s ability to continue as a going concern. The continued support of Cybertel creditors, lenders and shareholders is required in order for Cybertel to continue as a going concern. Management’s plans to support Cybertel’s operations include cutting overhead costs, borrowing additional funds and raising additional capital. Cybertel’s inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if Cybertel is unable to continue as a going concern.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation .

Overview

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in the Form 10-KSB for the year ended December 31, 2006, the Form 10-QSB for the quarters ended March 31, 2007, and June 30, 2007, the Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB.

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

The Company currently has insufficient funds to operate its business according to its proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of its products, the Company will not be able to operate within its budget. If it does not operate within its budget, the Company will require additional funds to continue its business. The Company may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force the Company to delay its plans for growth and implementation of its strategy, which could seriously harm its business, financial condition and results of operations. If the Company needs additional funds, it may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to the Company’s stockholders.

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

On March 15, 2007, the Company entered into two additional consulting agreements for the provision of management of sales and marketing resources, consulting, strategic planning, and review and advice regarding Cybertel’s overall progress, needs and condition. Services to be provided include: (a) assisting the Company in identifying key personnel who can provide Cybertel with experience and leadership capabilities in wireless communications, broadband technologies, installation and deployment, network management, customer service, call center and support service; (b) assisting in the identification, evaluating, structuring, negotiating, and closing of joint ventures, strategic alliances, business acquisitions, and provide advice with regard to the ongoing management and operation of such acquisitions upon consummation; and (c) assistance in identifying, negotiating, structuring and evaluating sources for financing, leasing, lines of credit and other financial instruments. The term of the agreements is for twelve months, with automatic renewal for an additional three months. Either party may terminate the agreement with thirty days prior written notice. Each consultant will be paid $25,000 (an aggregate of $50,000) per month. Cybertel may provide payment in the form of free-trading shares of its common stock at up to 200% of the value of the compensation (i.e. free trading shares of its common stock valued at $50,000 and $20,000, respectively), which would effectively increase monthly compensation to such amounts. In no event shall either consultant be issued a number of shares of common stock which would result in beneficial ownership by the consultant and its affiliates of more than 9.9% of the outstanding shares of Cybertel.

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

Results of Operations for the Three Months Ended September 30, 2007

The Company generated a net loss of $336,300 for the quarter ended September 30, 2007, compared to $874.999 for the same quarter in 2006. The decrease in net loss was primarily due to a decrease in selling and administrative expense.

Revenues for the three-month period ended September 30, 2007 were $98,072 compared to $21,981 for the corresponding period in 2006. This increase is primarily attributable to the increase in business from our subsidiary AireWire, Inc.

Selling, general, and administrative costs were $259,925 during the three months ended September 30, 2007, as compared to $877,130 for the corresponding period in 2006. This decrease was primarily due to a reduction in stock for services expense.

Results of Operations for the Nine Months ended September 30, 2007

Net losses for the nine months ended September 30, 2007 totaled $1,237,717 compared to $1,712,490 for the corresponding period in 2006. This decrease is primarily attributable to the issuance of fewer shares of stock for services provided to the Company.

Revenues for the nine months ended September 30, 2007 were $371,671 compared to $40,467 for the corresponding period in 2006. This increase was primarily attributable to revenue generated by our subsidiary AireWire, Inc.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $666,094 compared to $1,729,161 for the corresponding period in 2006. This decrease was primarily attributable to a decrease in shares issued to our consultants.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2007, cash used by operations was $191,459. We intend to continue to search for ways to expand our business through new service contracts and by continuing to search for new acquisitions. We anticipate that we will incur smaller losses in the future if we are able to expand our business and the marketing of our products and services now offered. The losses will continue until the excess of operation and marketing expenses is overcome by the increase in revenue from operations.

During the nine months ended September 30, 2007, we incurred a net loss of $1,237,717, had cash used for operations of $191,459, and cash provided by financing activities was $209,245. All of these proceeds were used to fund operations. We continue to seek short-term financing through debt and equity financing and are also seeking long-term financing through debt and/or equity financing through a private placement or a retail offering of our common stock.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates all sales of unregistered securities by Cybertel during the quarterly period ended September 30, 2007:

		No. of shares of
Name of Purchaser	Date	common stock	Aggregate consideration

Majestic Safe-T-Prod	7/23/07	4,618,000	Conversion of Series A Preferred Stock
Edify Capital Corp	7/3/07	4,046,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	7/12/07	4,398,000	Conversion of Series A Preferred Stock
Edify Capital Corp	7/25/07	5,249,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	8/13/07	4,602,730	Conversion of Series A Preferred Stock
Edify Capital Corp	8/13/07	5,249,000	Conversion of Series A Preferred Stock
Edify Capital Corp	9/12/07	7,574,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	9/14/07	7,953,000	Conversion of Series A Preferred Stock
Majestic Safe-T-Prod	9/21/07	8,350,000	Conversion of Series A Preferred Stock

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer, James A. Wheeler, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, James A. Wheeler, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERTEL CAPITAL CORPORATION

By:	/s/ James A. Wheeler
James A. Wheeler CEO, CFO, President and Director

Dated: November 14, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act