Form 10KSB
period 2007-12-31
NW Tech Capital, Inc.
filed 2008-03-31
CIK 1036148

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-26913

NW TECH CAPITAL, INC.
(Formerly Cybertel Capital Corporation)
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

Securities Registered under Section 12(g) of the Exchange Act: $0.00001 par value Common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year: December 31, 2007 - $0

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 13, 2008 - $65,834 There are approximately 5,984,933 voting stock of the Registrant held by non-affiliates. These shares have been valued at the closing bid price of March 13, 2008 of $.011 per share.

The Issuer has not been involved in any bankruptcy proceedings; however, see Item 3, Part I, for information regarding a pending legal proceeding pursuant to which additional documentation may be required to be filed by the Issuer in connection with the distribution of securities of the Issuer.

Common shares issued and outstanding as of March 27, 2008:  33,054,933

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Issuer Format Yes ☐ No ☒

i

PART I

ITEM 1:	DESCRIPTION OF BUSINESS

General

NW Tech Capital, Inc (the “Company”), formerly Cybertel Capital Corporation, was originally organized for the primary purpose of engaging in all facets of the business comprising the telecommunications industry and was a provider of long distance voice and data telecommunications. At present, its main business is as a technology consulting and management firm offering full-service capabilities in the wireless, telecommunications and broadband business. The Company works with clients to develop and deploy wireless and fiber broadband services for service providers, large and small, utilizing its select group of consultants, vendor partners and its key relationships within the telecommunications and venture capital community.

The Company provided the following services: business planning and advisory services; engineering, furnishing and installation of WiMAX systems, IP infrastructure and IMS applications for service providers; managed services to operate and maintain WiMAX networks for its business partners; and operations support and customer care systems to support its partners’ business operations integrated with their operating assets in a simplified user interface through its subsidiary “AireWire.” On December 31, 2007 a separations agreement was reached between the Company and AireWire releasing AireWire back to its original state (before the acquisition) and returning $1,000,000 dollars worth of series “C” stock back to the Company.

On January 29, 2008, the Company signed an acquisition agreement to purchase a telecommunications company named Teledigit Inc. (“Teledigit”). Established in 1995, Teledigit Inc. bases its operations out of Portland, Oregon, serving customers in the greater Portland Metropolitan/Vancouver, WA areas. Teledigit has had a progressive growth rate over the last several years. Its revenues for its last year exceeded $1.7 million. Teledigit provides installation and service for business voice needs, including key systems, PBX’s, voicemail, and cabling. The acquisition agreement is to purchase 100% of Teledigit in exchange for 800,000 shares of the Company’s Series “E” stock worth $1.00 per share.

The Company also is actively involved in identifying other companies in the telecommunications industry for acquisition or strategic partnerships. These companies may be providers of long distance service, Voice over Internet Protocol providers, consulting companies, prepaid service companies, network management operations, or other companies in the telecommunication arena. The Company is also looking into acquisition possibilities and funding from China.

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

Recent Developments

On March 15, 2007, the Company entered into two consulting agreements for the provision of management of sales and marketing resources, consulting, strategic planning, and review and advice regarding the Company’s overall progress, needs and condition. Services to be provided include - (a) assisting the Company in identifying key personnel who can provide the Company with experience and leadership capabilities in wireless communications, broadband technologies, installation and deployment, network management, customer service, call center and support service, (b) assisting in the identification, evaluating, structuring, negotiating, and closing of joint ventures, strategic alliances, business acquisitions, and provide advice with regard to the ongoing management and operation of such acquisitions upon consummation, and (c) assistance in identifying, negotiating, structuring and evaluating sources for financing, leasing, lines of credit and other financial instruments. The terms of the agreements are for twelve months, with automatic renewal for an additional three months. Either party may terminate the agreement with thirty days prior written notice. Each consultant will be paid $25,000 (an aggregate of $50,000) per month. The Company may provide payment in the form of free-trading shares of its common stock at up to 200% of the value of the compensation (i.e. free trading shares of its common stock valued at $50,000 and $20,000, respectively), which would effectively increase monthly compensation to such amounts. In no event shall either consultant be issued a number of shares of common stock which would result in beneficial ownership by the consultant and its affiliates of more than 9.9% of the outstanding shares of the Company.

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

In January 2008, the Company approved a 1000 to 1 reverse stock split.

In January 2008 the Company entered into a purchase agreement with Teledigit Inc. a Portland, Oregon based telecommunications sales and service company. Teledigit has been in business since 1996 and has shown progressive growth each year for the past 10 years. Teledigit does a wide range of business for a national dental company which has locations all across the US, supplying everything from new phone system to servicing old system and engineering wiring for new offices.

Background

NW Tech Capital, Inc. formerly CyberTel Capital Corp. (the “Company”), was incorporated under the laws of the State of Nevada on June 13, 1996 under the name Cybertel Communications Corp. On February 11, 2000, the Company filed a Certificate of Designation designating 5,000 of its shares of stock as Series A Convertible Preferred Stock. On June 10, 2003, we filed a Certificate of Designation designating 2,000,000 shares of its stock as Series B Super Voting Preferred Stock.

On May 24, 2004, the Company filed a Certificate of Amendment with the State of Nevada changing its corporate name to Cybertel Capital Corp.

On January 18, 2008, the Company filed a Certificate of Amendment with the State of Nevada changing its corporate name to NW Tech Capital Inc.

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

On March 31, 2006 the Company filed a Certificate of Designation for Series C Convertible Preferred Stock, each share of which will convert in two years into $2.00 of the Company’s common stock. No shares are currently issued.

Change in Control

On June 14, 2005, the Company entered into a Stock Purchase Agreement by and among Albert A. Gomez, M.D., Richard D. Mangiarelli, Richard F. Schmidt, Paul Ferandell, John Jordan, and Bruce Caldwell. Pursuant to the terms of the agreement, Messrs. Mangiarelli, Schmidt, Ferandell, Jordan, and Caldwell collectively sold an aggregate of 50,000,000 shares of the Company’s Series B Preferred Stock to Dr. Gomez at a purchase price of $.0003 per share, or an aggregate of $15,000.

Each share of Series B Preferred Stock has 100 votes per share. Accordingly, the sale and transfer of the 50,000,000 shares of the Series B Preferred Stock to Dr. Gomez effectively transferred control of the Company to Dr. Gomez.

In connection with this change in control, Mr. Mangiarelli resigned as Chief Executive Officer and Mr. Schmidt resigned as President of the Company. The board of directors appointed Dr. Gomez as the new President and Chief Executive Officer and appointed Mr. Mangiarelli as Secretary and Chief Operating Officer. Mr. Schmidt remained as the Company’s Chief Financial Officer.

Thereafter, Messrs. Schmidt, Ferandell, Jordan, and Caldwell resigned as directors of the Company. Mr. Mangiarelli, as the remaining sole director, appointed Dr. Gomez, Rueben Gomez, and Andrew Mercer to fill three of the four vacancies on the board of directors.

On March 17, 2006, Albert A. Gomez, M.D. and James A. Wheeler entered into a Stock Sale and Purchase Agreement, pursuant to which Dr. Gomez sold 50,000,000 shares of the Company’s Series B Preferred Stock to Mr. Wheeler at a purchase price of $15,000.

Each share of Series B Preferred Stock has 100 votes per share. Accordingly, the sale and transfer of the 50,000,000 shares of the Series B Preferred Stock to Mr. Wheeler effectively transferred control of the Company to Mr. Wheeler.

In connection with this change in control, Dr. Gomez resigned as President and Chief Executive Officer of the Company. The board of directors appointed Mr. Wheeler as the new President and Chief Executive Officer, replacing Dr. Gomez. The board of directors also appointed Mr. Wheeler to fill one of the vacancies on the board of directors. Andrew Mercer and Reuben Gomez resigned as directors.

Thereafter, the board agreed to reduce the number of authorized directors, and concurrently therewith, Dr. Gomez and Richard D. Mangiarelli agreed to resign from the board of directors. The reduction in the number of authorized directors and the concurrent resignations of Dr. Gomez and Mr. Mangiarelli became effective after the transmittal of an information statement pursuant to Rule 14(f)1 of the Securities Exchange Act of 1934, as amended. The sale of the shares of Series B Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act.

Business

The Company was originally organized for the primary purpose of engaging in all facets of the business comprising the telecommunications industry and was a provider of long distance voice and data telecommunications. For the last two years its main business is as a technology consulting and management firm offering full-service capabilities in the wireless, telecommunications and broadband business through its subsidiary AireWire. The Company works with clients to develop and deploy wireless and fiber broadband services for service providers, large and small, utilizing its select group of consultants, vendor partners and its key relationships within the telecommunications and venture capital community.

The Company provided the following services: business planning and advisory services; engineering, furnishing and installation of WiMAX systems, IP infrastructure and IMS applications for service providers; managed services to operate and maintain WiMAX networks for its business partners; and operations support and customer care systems to support its partners’ business operations integrated with their operating assets in a simplified user interface through its subsidiary “AireWire”. On December 31, 2007 a separations agreement was reached between the Company and AireWire releasing AireWire back to its original state (before the acquisition) and returning $1,000,000 dollars worth of series “C” stock back to the Company.

On January 29, 2008 the company has signed an acquisition agreement to purchase a Portland, OR based company named Teledigit Inc. The acquisition agreement is to purchase 100% of Teledigit Inc. in exchange for 800,000 shares of the company’s series “E” stock worth $1.00 per share. Teledigit Inc. has been in business in the Northwest since 1996 and has had a progressive growth rate over the last several years, revenues for last year exceeded $1.7 million dollars. Currently NW Tech Capital is in the process of auditing the Teledigit books so that the acquisition agreement can be completed.

Teledigit Inc. is a locally owned and operated telecommunications company in the Pacific Northwest. Established in 1995, Teledigit Inc. bases its operations out of Portland, Oregon serving customers in the greater Portland Metropolitan/Vancouver, WA areas. You can be assured that your service is being handled by local people working in their own communities.

Teledigit Inc. takes great pride in their superior service and support. Teledigit Inc. provides installation and service for your business voice needs, including key systems, PBX’s, voicemail, and cabling. Whether your business is small or large, Teledigit Inc. can provide the ongoing service you need.

Teledigit Inc. believes in building long lasting honest relationships with their customers. Teledigit Inc. stands behind their customers, helping find the appropriate solutions for their voice and cabling needs.

Also NW Tech Capital is actively involved in identifying other companies in the telecommunications industry for acquisition or strategic partnerships. These companies may be providers of long distance service, Voice over Internet Protocol providers, consulting companies, prepaid service companies, network management operations, or other companies in the telecommunication arena. The Company is also looking into acquisition possibilities and funding from China.

On March 31, 2006, the Company acquired AireWire Inc. (formerly HBLN Services, Inc.); the Company has become a systems integrator that specializes in providing fixed wireless systems and remote monitoring management services. In December 2007 a separation agreement was finalized whereby the Company and its subsidiary agreed to disband.

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

Principal Products and Services

The Company was originally organized for the primary purpose of engaging in all facets of the business comprising the telecommunications industry and was a provider of long distance voice and data telecommunications. For the last two years its main business is as a technology consulting and management firm offering full-service capabilities in the wireless, telecommunications and broadband business through its subsidiary AireWire. the Company works with clients to develop and deploy wireless and fiber broadband services for service providers, large and small, utilizing its select group of consultants, vendor partners and its key relationships within the telecommunications and venture capital community.

The Company provided the following services: business planning and advisory services; engineering, furnishing and installation of WiMAX systems, IP infrastructure and IMS applications for service providers; managed services to operate and maintain WiMAX networks for its business partners; and operations support and customer care systems to support its partners’ business operations integrated with their operating assets in a simplified user interface through its subsidiary “AireWire”. On December 31, 2007, a separation agreement was reached between the Company and AireWire releasing AireWire back to its original state (before the acquisition) and returning $1,000,000 dollars worth of series “C” stock back to the Company.

On January 29, 2008, the Company signed an acquisition agreement to purchase a Portland, OR based company named Teledigit Inc. The acquisition agreement is to purchase 100% of Teledigit Inc. in exchange for 800,000 shares of the company’s series “E” stock worth $1.00 per share. Teledigit Inc. has been in business in the Northwest since 1996 and has had a progressive growth rate over the last several years, revenues for last year exceeded $1.7 million. Currently the Company is in the process of auditing Teledigit’s books so that the acquisition agreement can be completed.

Industry Overview

Management believes that there is a substantial unmet need for high-speed wireless wide area Internet access to both fixed and mobile devices. WiMAX is an advanced technology solution, based on an open standard, designed to meet this need and to do so in a low-cost, flexible way. WiMAX networks are optimized for high-speed data and should help spur innovation in services, content and new mobile devices.

WiMAX, based on the IEEE 802.16 standard, is expected to enable true broadband speeds over wireless networks at a cost point to enable mass-market adoption. WiMAX is a wireless standard that has the ability to deliver true broadband speeds and help make the vision of pervasive connectivity a reality.

Current Business Plan

At December 31, 2007 we completed a separation agreement with AireWire to discontinue operations with AireWire. This left us with no operating subsidiaries. On January 29, 2008 an agreement was reached with Teledigit Inc. a Portland, Oregon company that provides sales and service of telephone, data and networking to the Northwest.

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

Management believes that the Company’s competitive edge lies in its methodologies learned from real world experience in the integration of secure fixed wireless and networking and remote management services, and in its access to proven middleware to integrate the systems. While many of its competitors have the resources and abilities to develop competitive solutions, because of their size and organizational complexity they often find it difficult to coordinate multiple corporate divisions to bid on contracts - particularly on small and medium sized projects.

Sources and Availability of Raw Materials and Names of Principal Suppliers

The Company relies heavily on technology and service partners to provide the equipment, service management and expertise to deploy these communication solutions. However, we are not dependent on any one or a few select technology or service providers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company has filed and has obtained a trademark for its company logo. At present, we have no patents, licenses, franchises, concessions, royalty agreements or labor contracts.

Governmental Approval of Principal Products or Services

The Company’s communications service business will be subject to varying degrees of federal, state, local and international regulation. In the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will then become subject to all governmental approval requirements to which the merged or acquired entity is subject.

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

We currently have no full-time employees as of March 31, 2008.

Auditor’s ‘Going Concern’ Opinion

The Independent Auditor’s Report issued in connection with the audited financial statements of the Company for the calendar year ended December 31, 2007 and 2006 expresses “substantial doubt about its ability to continue as a going concern,” due to the Company’s lack of profitable operations, our working capital deficit, and our retained earnings deficit.

The Company has not had a profitable operating history, and we have no current sources of revenue. We cannot guarantee that we will become profitable.

ITEM 2:	DESCRIPTION OF PROPERTY

The Company currently has an office in Vancouver, WA. This office is rented on a month-to-month basis at a cost of $1000.00 per month.

ITEM 3:	LEGAL PROCEEDINGS

Except as indicated below, the Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be an “affiliate” of the Company or owner of record or beneficially of more than five percent of its common stock is a party adverse to the Company or has a material interest adverse to us in any proceeding.

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

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our Company’s security holders during the fourth quarter of the calendar year covered by this Annual Report.

PART II

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Quotation of the Company’s common stock on FINRA’s OTC Bulletin Board commenced on August 3, 1998. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

The following quotations were provided by Stockwatch.com, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions (adjusted for stock reverses)

Stock Quotations*

	Closing Bid
	High	Low
Quarter Ended:
March 31, 2006	.55	.19
June 30, 2006	.55	.20
September 30, 2006	.15	.02
December 31, 2006	.30	.08
March 31, 2007	.35	.26
June 30, 2007	.65	.32
September 30, 2007	.70	.60
December 31, 2007	.30	.20

After stock reverse splits

Holders

The number of record holders of our Company’s securities as of March 13, 2008 is approximately 400.

Dividends

The Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends thereon in the foreseeable future.

The holder of our Company’s Series A Preferred Stock is entitled to receive dividends in cash or common stock of the Company at the annual rate of 6% of the Liquidation Preference (i.e., $1,000 per share of Series A Preferred Stock). Series A Preferred Stock is convertible to the Company’s common stock at any time, at the option of the holder, at a formula approximating market value.

There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its securities.

Recent Sales of Restricted Securities

The following table reflects the sales of our unregistered securities during the last fiscal year:

Name	Date Acquired	Number of Shares	Aggregate Consideration
Majestic Safe-T-Prod	1/08/07	51,186,825	Dividend conversion
Majestic Safe-T-Prod	1/26/07	68,997,300	Preferred conversion
Majestic Safe-T-Prod	2/05/07	79,947,100	Preferred conversion
Edify Capital Corp	2/05/07	79,947,100	Preferred conversion
Majestic Safe-T-Prod	2/27/07	82,550,000	Preferred conversion
Majestic Safe-T-Prod	3/05/07	96,000,000	Preferred conversion
Edify Capital Corp	3/05/07	96,300,000	Dividend conversion
Edify Capital Corp	4/02/07	200,000	Preferred conversion
Majestic Safe-T-Prod	4/09/07	200,000	Preferred conversion
Majestic Safe-T-Prod	4/25/07	900,000	Preferred conversion
Edify Capital Corp	4/25/07	900,000	Preferred conversion
Majestic Safe-T-Prod	5/04/07	1,100,000	Preferred conversion
Majestic Safe-T-Prod	5/17/07	1,540,000	Preferred conversion
Edify Capital Corp	5/22/07	1,620,000	Preferred conversion
Majestic Safe-T-Prod	6/07/07	2,100,000	Preferred conversion
Edify Capital Corp	6/11/07	2,100,000	Preferred conversion
Majestic Safe-T-Prod	6/22/07	1,830,077	Preferred conversion
Majestic Safe-T-Prod	6/22/07	1,169,923	Dividend conversion
Edify Capital Corp	7/03/07	4,046,000	Dividend conversion
Majestic Safe-T-Prod	7/12/07	4,398,000	Dividend conversion
Majestic Safe-T- Prod	7/23/07	4,618,000	Dividend conversion
Edify Capital Corp	7/25/07	5,249,000	Dividend conversion
Majestic Safe-T-Product	8/14/07	4,602,730	Dividend conversion
Edify Capital Corp	8/14/07	5,249,000	Preferred conversion
Edify Capital Corp	9/13/07	7,574,000	Preferred conversion
Edify Capital Corp	10/14/07	9,206,800	Dividend conversion
Edify Capital Corp	11/14/07	18,293,000	Preferred conversion
Edify Capital Corp	12/07/07	20,748,000	Preferred conversion
Edify Capital Corp	12/28/07	27,068,000	Preferred conversion

Management believes each of the foregoing persons or entities was either an “accredited investor,” or “sophisticated investor” as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information about the Company prior to the offer, sale or issuance of these “restricted securities.” We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.

We have taken the following factors into account in determining the valuations of these shares: (i) the fact that the shares are “restricted securities”; (ii) the limited market for our common stock on the OTC Bulletin Board of FINRA; (iii) the historically low book value per share; and (iv) our history of limited revenues.

Use of Proceeds of Registered Securities

We did not sell any registered securities during the calendar year ended December 31, 2007.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2007.

ITEM 6:	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We are positioning ourselves as a systems integrator that specializes in providing fixed and mobile wireless. We will provide services that design and deploy interoperable data, voice and wireless systems for small to medium size companies.

We rely heavily on technology and service partners to provide the equipment, service management and expertise to deploy these communication solutions, some of which have not established contractual relations with us as of this date. We plan to market our services to a wide variety of local agencies, companies and institutions.

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

Results of Operations

Twelve Months Ended December 31, 2007 Compared to the Twelve Months Ended December 31, 2006

Revenue

Revenue for the 12 months ended December 31, 2007 was $0 compared to $0 for the 12 months ended December 31, 2006. This was due to the effect of discontinued operations of the subsidiary.

Cost of Revenue

General and administrative expenses (“G&A”) were $1,343,001 for the 12 months ended December 31, 2007, compared to $1,720,209 for the 12 months ended December 31, 2006. This decrease was due to a decrease in stock for services in the consulting and professional fees area. Management believes that our revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services. For the next 12 months, we expect to raise our liquidity by raising additional capital through stock or debt financing, should the same be necessary. However, no assurances can be given that we will be able to obtain the financing needed by us to continue its operations in the event that our operational budget is exceeded.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the effect, if any, that FIN 48 will have on our financial position and operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on our results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (I) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on our results of operations and financial condition.

Off Balance Sheet Arrangements

None.

ITEM 7:	FINANCIAL STATEMENTS

Consolidated Financial Statements for the years ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

NW Tech Capital, Inc. and Subsidiaries
Vista, California

We have audited the accompanying consolidated balance sheets of NW Tech Capital, Inc., and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
Gruber & Company, LLC
Lake Saint Louis, Missouri
March 24, 2008

See Accompanying Notes to Consolidated Financial Statements

F–1

NW Tech Capital, Inc.
(Formerly Cybertel Capital Corporation)
Consolidated Balance Sheet

December 31, 2007
ASSETS
Current Assets
Cash and equivalents	$16,675

Prepaid expenses and other current assets	40,000
Total Current Assets	56,675

TOTAL ASSETS	56,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	228,082
Accrued liabilities	67,806
Notes payable	293,064
Accrued Derivative Liability	140,187
Total Current Liabilities	729,139

Total Liabilities	729,139

Stockholders' Equity
Series A Convertible Preferred Stock, par value $.001 per share, 5,000 shares authorized; 211 shares issued and outstanding	-
Series B Voting Preferred Stock, par value $.001 per share, 50,000,000 shares authorized; 50,000,000 issued and outstanding	50,000
Series C Preferred Stock, par value $2.00; 2,200,000 shares authorized; no shares issued and outstanding	-
Common stock, par value $.00001 per share, 2,500,000,000 authorized, 550,363 and 893 issued and outstanding	5
Additional paid-in capital	23,606,695
Stock subscription receivable	-
Accumulated deficit	(24,329,164)
Total Stockholders' Equity	(672,464)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,675

See Accompanying Notes to Consolidated Financial Statements

F–2

NW Tech Capital, Inc.
(Formerly Cybertel Capital Corporation)
Consolidated Statement of Operations
for the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Expenses
General and administrative	1,410,685	1,720,209
Total operating expenses	1,410,685	1,720,209
Operating loss	(1,410,685)	(1,720,209)

Other Income (Expense)
Other income	3,748	6,000
Interest expense	(9,174)	(10,261)
Accrued Derivative Expense	140,187	-
Total Other Income (Expense)	134,761	(4,261)

Net loss from continuing operations	(1,545,446)	(1,724,470)

Discontinued Operations:
Loss from operations	(2,058)	(233,031)
Gain (loss) on discontinued operations	94,180	1,047,374
Net loss	(1,453,324)	(910,127)
Preferred stock dividend	4,160	17,829
Net loss attributable to shareholders	$(1,457,484)	$(927,956)
Net (Loss) per share	$(4.82)	$(2,319.89)
Weighted average common shares outstanding	301,400	400

See Accompanying Notes to Consolidated Financial Statements

F–3

NW Tech Capital, Inc.
(Formerly Cybertel Capital Corporation)
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,477,762)	$(910,127)
Less: Net (gain) loss from discontinued operations	(24,438)	(1,047,374)
Net loss after discontinued operations	(1,453,324)	(1,957,501)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	41,691	24,538
Stock issued for consulting services and prepaid costs	983,925	1,303,676
Stock options	-	(5,322)
Derivative liability	140,187	-
Bad debt recovery	-	(10,543)
Gain on discontinued operations	(94,180)
Cash distributed on termination	(2,806)	-
Changes in Assets and Liabilities:
Accounts receivable	(14,462)	677
Prepaid expenses	3,500	(2,500)
Accounts payable	75,543	86,800
Accrued expenses	134,543	254,179
Net Cash Used in Continuing Operations	(185,383)	(305,996)

Net cash used in operating activities

Cash Flow from Investing Activities
Decrease in deposits	-	(11,996)
Net Cash Used in Investing Activities		(11,996)

Cash Flow from Financing Activities
Advances from related party	(7,225)	209,757
		-
Proceeds from ESOP shares	187,829	128,503
Net cash provided by continued operations	180,604	338,620
Net cash provided by discontinued operations	-	-
Net Cash Provided by Financing Activities		338,620
Net change in cash	(4,779)	20,268
Cash, beginning of year	$21,454	$1,186
Cash, end of year	$16,675	$21,454

Supplemental disclosure of cash flow information:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

Non-Cash Investing and Financing Activities
Common stock issued for prepaid expenses	$40,000
Conversion of preferred stock to common stock		101,431
Cancellation of debt for common stock	20,000	-
Conversion of accrued dividend to common stock	148,633	52,869
Accrued preferred stock dividends	4,160	17,829
Liabilities used as sales proceeds for discontinued operations	-	1,047,374

See Accompanying Notes to Consolidated Financial Statements

F–4

NW Tech Capital, Inc.
(Formerly Cybertel Capital Corporation)
Consolidated Statements of Changes in Stockholders’ Deficit

	Series A Convertible Preferred		Series B Voting Preferred		Series C Preferred		Common		Additional Paid-in Capital	Stock Subscriptions Receivable		Retained Deficit	Total Stockholders’ Deficit
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock
Balance, January 1, 2006	429	$-	50,000,000	$50,000	-	$-	6	$-	$20,764,567	$		$(21,965,713)	$(1,151,146)

Acquisition of Airewire					500,000	1,000,000			(404,430)				595,570
Issuance of stock for services							707	-	1,305,853				1,305,853
Preferred stock dividend									(17,829)				(17,829)
Stock options									(5,322)				(5,322)
Conversion	(265)						170	-	-
Conversion of accrued dividends to common stock							12		65,164				65,164
ESOP							3		138,503		(20,543)		117,960
Net loss for the year												(910,127)	(1,046,763)
Balance, December 31, 2006	164	-	50,000,000	50,000	500,000	1,000,000	899	-	21,846,506		(20,543)	(22,875,840)	123

Revocation Airewire					(500,000)	(1,000,000)			404,430				(595,570)
Issuance of stock for services							290,735	3	983,922				983,925
Preferred stock dividend									(4,160)				(4,160)
Stock option revenue
Conversion of accrued dividends to common stock							100,325	1	148,632				148,633
ESOP shares							20,355	-	167,286		20,543		187,829
Stock issued for prepaid							40,000	-	40,000				40,000
Stock issued to cancel debt							98,049	1	20,079				20,080
Net loss for the year												(1,453,324)	(1,453,324)
Balance, December 31, 2007	164	-	50,000,000	$50,000	-	$-	550,363	$5	$23,606,69		$-	$(24,329,164)	$(672,464)

F–5

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES DESCRIPTION OF THE COMPANY

NW Tech Capital, Inc., formerly Cybertel Capital Corporation, was incorporated in Nevada in June 1996 and began operations in 1997. From January 2004 through early April 2004, the Company sold telecommunications services to commercial and individual customers. In April 2004, the Company sold its customer base to another company. As part of the purchase agreement, the Company receives 20% of the usage charges billed and collected each month from the customer base. On March 31, 2006, the Company acquired AireWire Inc. (formerly HBLN Services, Inc.); the Company has become a systems integrator that specializes in providing fixed wireless systems and remote monitoring management services. In December 2007 a separation agreement was finalized whereby the Company and it subsidiary agreed to disband.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company accounts and transactions have been eliminated. On December 31, 2007 the Company and its functioning subsidiary, Airewire, agreed to a separation agreement whereby both parties returned their prospective stock and continued separate and apart. The financials reflect the Company and is discontinued enterprise Airewire which has been effected for all periods presented.

All common stock shares are presented to reflect a 1000 to 1 stock split in January 2008. The Company also reflected a 1000 to 1 split on February 7, 2007. In addition, the par value of all shares was decreased from $.001 to $.00001. All shareholder equity accounts have been stated to reflect the stock split and change in par value as of the earliest date presented in the financial statements.

Use of Estimates. In preparing consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated balance sheet and revenue and expenses in the consolidated statements of operations. Actual results could differ from those estimates.

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the services have been performed.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

F–6

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairment of Long-Lived Assets. The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Income Taxes. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. the Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. In January 2008, the Company affected a 1:1000 reverse split, as well as doing the same thing on February 7, 2007 and a change in par value from $.001 per share to $.00001 per share. All shares and per share amounts presented have been restated to reflect the splits as if it had occurred on the first day of the first period presented.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

F–7

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

F–8

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

NOTE 2:	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred recurring net losses from continuing operations of $1,453,324 and has an accumulated deficit of $24,329,164 and a working capital deficit of $672,464 as of December 31, 2007. In addition, the Company currently has no sources of revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The continued support of the Company’s creditors, lenders and shareholders is required in order for the Company to continue as a going concern. Management’s plans to support the Company’s operations include cutting overhead costs, borrowing additional funds and raising additional capital. The Company’s inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

F–9

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3:	INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2007 and 2006, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $18,900,000 at December 31, 2007 and will expire in the years 2014 through 2027.

At December 31, 2006, deferred tax assets consisted of the following:

As of December 31, 2007
Deferred tax assets:
Net operating losses	$6,615,000
Less: valuation allowance	(6,615,000)
Net deferred tax asset	$–

NOTE 4:	PREFERRED STOCK

In July 2002, the Company amended their articles of incorporation to increase authorized Series B preferred stock from 5,000,000 shares to 50,000,000 shares, at a par of $.001 per share. The attributes of each series are as follows at December 31, 2007:

	Total Series Outstanding	Stated Value	Voting	Annual Dividend Rate	Conversion Rate
Series A	164	$0.001	No	6%	Market
Series B	50,000,000	0.001	Yes	None	No
Series C	–	–	Yes	None	Yes

Seniority - Each series is senior to alphabetically subsequent series. The Company has 164 shares of Series A Cumulative Convertible Preferred Stock outstanding with a liquidation preference of $1,000 per share, $164,000 at December 31, 2007. The holder of Series A is entitled to receive dividends in cash or common stock of the Company at the annual rate of 6% of the liquidation preference. Series A is convertible to the Company’s common stock, at any time at the option of the holder, at a formula approximating market value. 265 shares were converted in 2006, 659 shares were converted in 2005.

NOTE5:	COMMON STOCK (Post Split)

•	During 2007

–	The Company issued 290,735 shares for services rendered of $983,925.

–	The Company issued 40,000 shares as a prepayment expense for $40,000.

–	ESOP shares were issued equal to 20,355 shares

F–10

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

–	The Company issued 98,049 shares to retire debt of $20,080 and issued 100,325 shares for preferred “A” convertibles.

•	During 2006:

–
The Company issued 707 shares of common stock to its consultants for services. These shares were valued at the trading price on date of the issuance and the Company recorded $1,303,676 consulting expense.

–
Holders of Series A preferred stock converted accrued dividends totaling $65,164 and 265 shares of Series A preferred stock into 12 shares of common stock based on the market price on date of conversion.

–	Employees Stock Incentive Plan granted 70 shares, of which 2,850 shares were issued.

In January 2008, the Company affected a 1:1000 reverse split, and a change in par value from $.001 per share to $.00001 per share. All shares and per share amounts presented have been restated to reflect the split as if it had occurred on the first day of the first period presented.

NOTE 6:	NOTES PAYABLE

•	At December 31, 2007:

–	The Company owed on four convertible notes, with interest at 8% to 12% totaling $177,589.

–	The Company owed $115,475 to a related party without interest.

•	During 2006:

–	The Company borrowed $35,000 from a related party under several promissory notes. These loans are due on demand and bear interest at 10%.

–	The Company borrowed $37,000 from a director under several promissory notes. These loans are due on demand and bear interest at 10%.

–	The Company borrowed $228,289 from an officer of the company under several promissory notes.

NOTE 7:	STOCK OPTIONS AND WARRANTS

Options

In 2005 and 2004, the Company created various Employee and Non-Employee Directors and Consultants Retainer Stock Plans allowing employees and non-employees to receive certain options to purchase common stock and preferred stock. The plans are administered by the Company’s Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Under these plans, the total number of shares of common stock that was designated by the Board of Directors totaled 70,000,000 and 4,030,338 during 2006 and 2005, respectively. And the total number of shares of preferred stock that was designated by the Board of Directors totaled 7,500,066 and 0 during 2005 and 2004, respectively. All of these options were issued to employees and have an exercise price of 75% to 90% of the market price on date of exercise. The maximum term of the options is ten years. The Company recorded the intrinsic value of $206,087 and $1,905,639 as the stock-based compensation expense for 2005 and 2004, respectively.

F–11

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2005, all of the options issued had been exercised by the employees’ on a cashless basis through an outside broker. The broker sold the shares on the open market and the Company received proceeds totaling $676,795.

	Weighted Common Stock Options	Average Exercise Price	Preferred Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	144	$0.0150	–	–
Year ended December 31, 2005:
Granted	4,030	$0.0100	7,500,066	$0.00
Exercised	(3,140)	0.0150	–	–
Outstanding at December 31, 2005	1,034	$0.0005	7,500,066	$0.00
Year ended December 31, 2005:
Granted	–	–	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2006 and 2007	1,034	$0.0005	7,500,066	$0.00

Warrants

In connection with a promissory note signed in March 2002, the Company issued 400 warrants to purchase the Company’s common stock at an exercise price of $0.165 per share, the warrants vested immediately, and expired in March 2007.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Purchase Commitment

A former subsidiary of the Company was obligated to pay $1,200,000 in 2002 and is obligated to pay $2,150,000 over the next two years in minimum services to a major carrier. The Company is not currently paying anything under this agreement and has not purchased any services since mid-2002. The carrier has not requested the Company pay the minimum service obligations under this agreement the last four years.

Facility Lease

In June 2004 the Company executed a 38-month lease agreement for office space. During the year ended December 31, 2006, the Company terminated the lease. The Company is leasing space on a month-to-month operating lease at $1,000 per month. Rent expense totaled approximately $14,377 and $60,412 for the years ended December 31, 2007 and 2006, respectively.

Employment Agreements

There are no employment agreements currently in place.

F–12

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Management has determined these actions will not have a material effect on results of operations or the financial condition of the Company.

NOTE 9:	RELATED PARTY TRANSACTIONS

The Company’s related party transactions include notes owing alluded to in note 6 of these financial statements.

NOTE 10:	ACQUISITION OF HBLN

On June 30, 2006, the Company acquired 100% interest in HBLN Services Inc. (“HBLN”), a Georgia Corporation pursuant to a Stock Exchange Agreement dated March 31, 2006. Pursuant to the Stock Exchange Agreement, all of the shareholders of HBLN exchanged all of their stock in HBLN (which constituted 1,000,000 shares of Common Stock in the Company) solely for shares of the Company’s Series C Preferred Stock. The 1,000,000 shares of HBLN Common Stock were exchanged for 500,000 shares of the Company’s Series C Preferred Stock. As a consequence of such transaction, HBLN has become a wholly owned subsidiary of the Company. Each share of Series C Preferred Stock is convertible after two years and is convertible into $2.00 of the Company’s Common Stock at the time of conversion. Management evaluated the conversion feature embedded in the Series C Preferred Stock for derivatives based on the guidance of SFAS 133. Management determined that the economic characteristics and risks of the conversion feature were clearly and closely related to the preferred stock. Specifically, the preferred stock is not redeemable and contained voting rights.

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

F–13

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Years ended December 31,
	2006	2005
Revenues	$268,784	$450,052
Cost of revenues	143,956	296,186
Gross profit	$124,828	$153,866
Less: General and administrative expenses	(2,095,418)	(1,300,150)
Operating loss	$(1,970,590)	$(1,146,284)
Other income (expense), net	(4,273)	317,053
Net loss from continuing operations	$(1,974,863)	$(829,231)
Gain (Loss) from discontinued operations	1,047,374	(129,111)
Net loss	$(927,489)	$(958,342)

NOTE 11:	Loss on Discontinued operations/gain on disposal of assets

On December 15, 2007, the Company entered into a Mutual Separation Agreement (“the Separation Agreement”) with AireWire, Inc. (“Airewire”). The Company and AireWire were parties to the acquisition agreement dated March 31, 2006. Both parties deemed it in their best interests to unwind the Acquisition Agreement. The Separation Agreement provided that the Company would return the 1,000,000 shares of Airewire owned by it and that AireWire would return the 500,000 shares of NW Tech Capital, Inc. owned by it. On the effective date, December 31, 2007, neither party will have any obligation to the other.

In December 31, 2007 the Company recorded their loss from discontinued operations and recorded a gain on the disposition of this subsidiary.

NOTE 12:	SUBSEQUENT EVENTS

On January 22, 2008 the board of directors authorized the conversion of 800,000 preferred series “B” into 20,000,000 shares of its common stock to its CEO.

On January 29, 2008, the Company signed a definitive agreement to purchase a Portland, OR based company named Teledigit Inc. The acquisition agreement is to purchase 100% of Teledigit Inc. in exchange for 800,000 shares of the company’s series “E” stock worth $1.00 per share. Teledigit Inc. has been in business in the Northwest since 1996 and has had a progressive growth rate over the last several years, revenues for last year exceeded $1.7 million dollars. Currently NW Tech Capital is in the process of auditing the Teledigit books so that the acquisition agreement can be completed.

F–14

NW TECH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Teledigit Inc. is a locally owned and operated telecommunications company in the Pacific Northwest. Established in 1995, Teledigit Inc. bases its operations out of Portland, Oregon serving customers in the greater Portland Metropolitan/Vancouver, WA areas.

The closing of the agreement is set on or before July 31, 2008 and is subject to the completion of a satisfactory audit of Teledigit Inc. and the funding agreement from NW Tech Capital to fund expansion of Teledigit Inc.

In January 2008, the Company voted for a 1000 to 1 reverse split of its issued and outstanding common stock and to reduce its authorized shares from 10,000,000,000 to 2,500,000,000.

In January 2008, the Company changed its name from Cybertel Capital Corporation to NW Tech Capital, Inc.

F–15

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8(A):	CONTROLS AND PROCEDURES

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

ITEM 8(B):	OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Business Experience

James A. Wheeler, 47, became our President, Chief Executive Officer, and one of our directors effective March 17, 2006. Mr. Wheeler is a senior executive with 20 years experience in call center operations, human resources, and administration management. Mr. Wheeler has extensive expertise in telecom, information technologies, and web-based systems. In prior years he served as CEO of a consulting firm in Las Vegas, Nevada, a company that offers management consulting to start-ups, turn-a-rounds and operations. Mr. Wheeler negotiated new contracts and assigned personnel to projects. He also led staff to timely completion of projects which included being a consultant to a web-based company, and established company websites for retail market and inventory controls, as well as negotiated service level agreements with web companies. From June 2002 to present, he has served as Chief Executive Officer and a Director of SkyBridge Wireless, Inc., a publicly traded company located in Las Vegas, Nevada which is a Fixed Wireless Service Provider. From August 1999 to December 2002, Mr. Wheeler was the President of Executive Management Services, a company located in Las Vegas, Nevada, which is in the business of consulting with start-up companies, turnarounds and operations. He obtained a degree in Business Administration in 1981 from N/W Nazarene University, Nampa, Idaho, and a BA Business Administration in 2000 from Americus University, Washington, D.C. He also obtained an MBA in Business Administration in 2002 from Americus University, Washington, D.C.

Significant Employees

Other than our sole executive officer and director, we do not have any employees who are expected to make a significant contribution to our business.

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

Nominating Committee

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

ITEM 10:	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2007 and 2006, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its current and former Chief Executive Officer. The executive officers listed in the table below are sometimes referred to as the “named executive officers” in this Annual Report.

Summary Compensation Table: Long Term Compensation

Name and Principal Position	Year or Period Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total Compen- sation
James A. Wheeler (1) Pres, CEO, Director	12/31/07	$0	$0	$0	$0	$0	$0	$72,000	$72,000
	12/31/06	$0	$0	$0	$0	$0	$0	$35,000	$35,000

Albert A. Gomez (2) Pres, CEO, Director	12-31-06	$0	$0	$0	$0	$0	$0	$0	$0

(1) Mr. Wheeler assumed his position as President, CEO and Director of the Company on March 17, 2006
(2) Dr. Gomez served as President, CEO and Director of the Company from June 14, 2005 until March 17, 2006

Although there is currently no formal agreement in place as to compensation to be paid to Mr. Wheeler for services rendered in his capacity as President, CEO and Director, he received $72,500 in the year 2007 for consulting services rendered to the Company.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company currently has no employment agreements in place with any of its executive officers or directors.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

The following table sets forth the aggregate compensation paid by our Company for services rendered by our directors for fiscal year 2007:

Name and Principal Position	Year or Period Ended	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non-qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total Compen- sation
James A. Wheeler (1) Pres, CEO, Director	12/31/07	$0	$0	$0	$0	$0	$0	$0
David Brunscheon Director (2)	12/31/07	$0	$0	$0	$0	$0	$0	$0

(1)	Mr. Wheeler assumed his position as President, CEO and Director of the Company on March 17, 2006.
(2)	David Brunscheon served as a director of the Company from March 2006 until September 2007.

At present, the Company has not entered into employment agreements with any of its current directors.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address	Number of Shares of Beneficially Owned of Class(1)		Percentage
James A. Wheeler 4603 NE St. Johns Rd Suite #B Vancouver, Washington, 98661	50,000,000	(1)	100%	(2)

(1)	Consists of 50,000,000 Series B Preferred Shares, which have one hundred (100) votes per share.
(2)	Refers to percentage of ownership of Series B Preferred Shares of the Company.

Changes in Control

None.

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

During the calendar year ended December 31, 2007, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships

During the calendar year ended December 31, 2007, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

During the calendar year ended December 31, 2007, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer

Not applicable.

Transactions with Promoters

During the calendar year ended December 31, 2007, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13:	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	By-Laws*

4.1	Certificate of Designation for Series A Convertible Preferred Stock*

4.2	Certificate of Designation for Series B Super Voting Preferred Stock*

14	Code of Ethics*

16	Letter issued by Malone & Bailey, CPA.*

21	Subsidiaries

23.1	Consent of Gruber & Company, LLC

31	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the calendar years ended December 31, 2006, and December 31, 2005:

Fee category	2005	2006
Audit fees	$25,000	$75,278
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
	$25,000	$75,278

Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. These consist of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

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

NW TECH CAPITAL, INC.

Date: March 31, 2008	By:	/s/ James A. Wheeler
James A. Wheeler CEO, President and Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	By-Laws*

4.1	Certificate of Designation for Series A Convertible Preferred Stock*

4.2	Certificate of Designation for Series B Super Voting Preferred Stock*

14	Code of Ethics*

16	Letter issued by Malone & Bailey, CPA.*

21	Subsidiaries

23.1	Consent of Gruber & Company, LLC

31	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.