Form 10-Q
period 2008-03-31
NW Tech Capital, Inc.
filed 2008-05-14
CIK 1036148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to__________.

Commission File No. 000-26913

NW TECH CAPITAL, INC.

((Exact Name of Registrant as Specified in its Charter)

NEVADA	86-0862532
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4603 NE St. Johns Road, Ste. B Vancouver, Washington	98661
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number:  (360)-635-6521

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2008, there were 65,940,154 outstanding shares of the Registrant's Common Stock, $.00001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(UNAUDITED)
Current assets
Cash	$9,525	$16,675
Other current assets	41,000	40,000
Total current assets	50,525	56,675
TOTAL ASSETS	$50,525	$56,675

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$222,051	$228,082
Accrued expenses	36,993	67,806
Notes payable to shareholders, net	272,539	293,064
Derivative liability	211,662	140,187
Total current liabilities	743,245	729,139
TOTAL LIABILITIES	743,245	729,139

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $.001 per share, 5,000 shares authorized; 84 and 164 shares issued and outstanding	-	-
Series B super voting preferred stock, par value $.00001 per share; 100,000,000 shares authorized; 49,200,000 and 50,000,000 shares issued and outstanding	492	500
Common stock; $.00001 par value; 2,500,000,000 shares authorized; 38,054,389 and 550,363 issued and outstanding	381	6
Additional paid-in-capital	23,985,975	23,656,194
Accumulated deficit	(24,679,568)	(24,329,164)
TOTAL STOCKHOLDERS’ DEFICIT	(692,720)	(672,464)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,525	$56,675
See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2008	2007

REVENUES	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
EXPENSES
Selling, general and administrative	217,644	137,168
Bad debt recovery	(12,221)	-
TOTAL OPERATING EXPENSES	205,423	137,168
OPERATING LOSS	(205,423)	(137,168)

OTHER INCOME (EXPENSE)
Interest expense	(72,147)	(1,054)
Change in fair value of derivative liability	(71,475)	(6,425)
TOTAL OTHER INCOME/(EXPENSE)	(143,622)	(7,479)
LOSS FROM CONTINUING OPERATIONS	(349,045)	(144,647)

DISCONTINUED OPERATIONS
Loss from operations of discontinued business	-	(7,511)
LOSS FROM DISCONTINUED OPERATIONS	-	(7,511)
NET LOSS	(349,045)	(152,158)
Preferred dividend	(1,359)	(1,938)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(350,404)	$(154,096)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.02)	$(75.77)
Discontinued operations	$0.00	$(3.93)
Net loss per common share	$(0.02)	$(80.72)
Weighted average number of shares outstanding:
Basic and diluted	18,793,889	1,909

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(349,045)	$(144,647)
Adjustments to reconcile net income to net cash provided by operating activities
Notes issued for expenses	(6,360)	-
Interest expense associated with beneficial conversion feature	60,150	-
Change in fair value of derivative liability	71,475	6,425
Common stock issued to third parties for services	112,430	160,220
Common stock issued for interest payment on debt	5,350	-
Changes in assets and liabilities
Prepaid expenses	(1,000)	-
Accounts payable and accrued expenses	79,850	24,956
Net cash used in continuing operations	(27,150)	46,954
Net income (loss) from continuing operations	-	(7,511)
Net cash provided by (used in) discontinued operations	-	-(88,563)
Net cash used in operating activities	(27,150)	(49,120)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	20,000	-
Proceeds from notes payable	-	50,000
Proceeds from exercise of ESOP	-	75,804
Net cash provided by financing activities	20,000	125,804
Net cash provided by discontinued operations	-	(55,671)
Net cash provided by financing activities	20,000	70,133

Cash and cash equivalents:
Increase (decrease) in cash	(7,150)	21,013
Cash, beginning of period	16,675	1,718
Cash of discontinued operations, beginning of period	-	19,736
Less cash of discontinued operations, end of period	-	(34,948)
Cash, end of period	$9,525	$7,519

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the three months ended March 31,
	2008	2007
SUPLLEMENTAL DISCLOSURES
Cash paid for interest & taxes	$-	$2,317

Non-cash financing and investing activities
Issuance of Note for accrued expense	$51,874	$-
Common stock issued to third parties for services	$112,430	$-
Issuance of common stock for payment of debt	$66,470	$-
Conversion of preferred stock to common stock	$-	$-
Conversion of accrued dividend to common stock	$59,819	$-
Accrued preferred stock dividends	$1,359	$-

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of NW Tech Capital ("NWTT" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on March 31, 2008 (the “2007 Form 10K-SB”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported in the 2007 Form 10K-SB have been omitted.

Basic and Diluted Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the quarters ended March 31, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. In January 2008, the Company affected a 1:1000 reverse split, as well as doing the same thing on February 7, 2007 and a change in par value from $.001 per share to $.00001 per share. All shares and per share amounts for the quarters ended March 31, 2008 and 2007, have been restated to reflect the splits as if they had occurred on the first day of the first period presented.

NOTE 2 - MATERIAL EVENTS

Acquisitions

On January 29, 2008, the Company signed an acquisition agreement to purchase a Portland, Oregon-based company named Teledigit Inc. The acquisition agreement is to purchase 100% of Teledigit Inc. in exchange for 800,000 shares of the Company’s series “E” Preferred Stock valued at $1.00 per share. The acquisition is scheduled to close by July 31, 2008, pending the completion of an audit.

Reverse Split

On January 21, 2008, the Company effected another 1000-to-1 reverse split. All shareholder equity accounts have been stated to reflect such stock split as of the earliest date presented in the financial statements.

Name Change

On January 18, 2008, the Company filed a Certificate of Amendment with the State of Nevada changing its corporate name to NW Tech Capital, Inc.

Discontinued Operations

On December 31, 2007, a separation agreement was reached between the Company and AireWire releasing AireWire back to its original state (before the acquisition) and returning $1,000,000 dollars worth of Series “C” stock back to the Company.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, for the three months ended March 31, 2008, NWTT incurred recurring net losses from continuing operations in the amount of $349,045 and has an accumulated deficit of $24,679,568 and a working capital deficit of $692,720 as of March 31, 2008. These conditions raise substantial doubt as to NWTT’s ability to continue as a going concern. The continued support of NWTT creditors, lenders and shareholders is required in order for NWTT to continue as a going concern. Management’s plans to support NWTT’s operations include cutting overhead costs, borrowing additional funds and raising additional capital. NWTT’s inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations. The financial statements do not include any adjustments that might be necessary if NWTT is unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE

All of the Company’s Notes Payables are short term convertible notes to shareholders with interest rates ranging from 8% to 12%.

As of the quarter ended March 31, 2008, the Company has four notes which may be converted into shares of the Company’s common stock based on 70% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding the conversion as long as such conversions do not exceed 4.99% of the then-outstanding common stock of the Company. As of March 31, 2008, three of these notes are not convertible until a later date. In relation to the convertible feature of these notes, a debt discount totaling $21,429 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $21,429 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model and totaled $48,914 for the quarter. During the quarter, the noteholders converted a total of $27,624 of principal and interest payments. As of March 31, 2008, the balances of the four notes were $102,908.

As of the quarter ended March 31, 2008, the Company has two notes which may be converted into shares of the Company’s common stock based on 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding the conversion as long as such conversions do not exceed 4.99% of the then-outstanding common stock of the Company. In relation to the convertible feature of these notes, a debt discount totaling $25,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $10,000 for the quarter ended March 31, 2008 and $25,000 for the period from inception to March 31, 2008. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model and totaled $109,297 for the quarter. During the quarter, the note Holders converted a total of $27,548 of principal and interest payments. As of March 31, 2008, the balances of the two notes were $42,546.

As of the quarter ended March 31, 2008, the Company has one note which may be converted into shares of the Company’s common stock based on 75% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding the conversion as long as such conversions do not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount totaling $45,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $13,722 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model and totaled $53,452 for the quarter. During the quarter, the note Holders converted a total of $11,309 of principal and interest payments. As of March 31, 2008, the balance of the note was $37,708.

As of the quarter ended March 31, 2008, the Company owes a related party $116,475, without interest.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and December 31, 2007

The unaudited Chart below summarizes the Notes Payable mentioned in Note 4:

Terms	Amount Unaudited
Short Term Notes Payable to Shareholders:
- 10% interest; principal of $20,000; convertible to common stock based on 70% of average price commencing August 28, 2008; due on February 28, 2009	$20,000
- 10% interest; principal of $30,000; convertible to common stock based on 70% of average price commencing April 1, 2008; due on October 1, 2008	30,000
- 8% interest; principal of $27,087; convertible to common stock based on 70% of average price; due on December 31, 2008	27,087
- 10% interest; principal of $30,000; convertible to common stock based on 70% of average price commencing June 20, 2008; due on December 20, 2008	30,000
- 12% interest; principal of $1,054; convertible to common stock based on 50% of average price; due on demand	1,054
- 8% interest; principal of $41,493; convertible to common stock based on 50% of average price; due on demand	41,493
- 12% interest; principal of $37,708; convertible to common stock based on 75% of average price; due on February 28, 2009; net of unamortized discount related to debt discount of $31,278	6,430
- No interest; principal of $116,475	116,475
Total Short Term Notes Payable to Shareholders	$272,539

NOTE 5 - STOCK HOLDER’S EQUITY

Common Stock

During the quarter ended March 31, 2008:

The Company issued a total of 6,550,000 shares of common stock for services valued at $112,430.

The Company issued a total of 8,926,899 shares of common stock for repayment of debt valued at $66,471.

Preferred Stock

During the quarter ended March 31, 2008:

Holders of the Company’s Series A preferred stock converted 80.47 shares of the Series A preferred stock and $59,819 of Series A dividends into 2,027,068 shares of the Company’s common stock.

The Company amended the Series B Preferred Stock by increasing the authorized shares from 50,000,000 shares to 100,000,000 shares with a par value of $0.00001 per share. The Company also added a conversion feature which allows shareholders of the Series B Preferred Stock to convert one share of Series B Preferred Stock into 25 shares of Common Stock upon request of the shareholder.

The President and CEO of the Company converted 800,000 shares of his Series B preferred stock into 20,000,000 shares of the Company’s common stock.

The Company designated a new series of preferred stock named the Series E Preferred Stock with 10,000,000 authorized shares and a par value of $0.00001. Each share of the Series E Preferred Stock is convertible to $1.00 of the Company’s common stock six months after issuance.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 6 - DISCONTINUED OPERATIONS

On December 15, 2007, the Company entered into a Mutual Separation Agreement (“the Separation Agreement”) with AireWire, Inc. (“AireWire”), effective December 31, 2007. The Company and AireWire were parties to an acquisition agreement dated March 31, 2006 (the “Acquisition Agreement”). Both parties deemed it in their best interests to unwind the Acquisition Agreement. The Separation Agreement provided that the Company would return the 1,000,000 shares of AireWire’s common stock owned by the Company and that AireWire would return the 500,000 shares of the Company’s common stock owned by AireWire. On the effective date of the Separation Agreement, neither party had any obligation to the other.

In December 31, 2007, the Company recorded a loss from discontinued operations and recorded a gain on the disposition of this subsidiary. Prior year financial statements for 2007 have been reclassified to present the operations of AireWire as discontinued operations. There is no activity in the current year related to AireWire.

The following amounts, related to our AireWire business, have been segregated from Continuing Operations and included in Discontinued Operations in the Consolidated Statements of Operations:

	March 31,
	2008	2007

Revenues	$-	$174,147
Cost of goods sold	-	5,432
Gross profit	-	168,715

Operating expenses
Selling, general and administrative	-	174,963
Total operating expenses		(174,963)
Other Income (expense):
Interest Expense	-	(1,263)
Total other income	-	(1,263)
Loss from discontinuing operations	$-	$(7,511)

NOTE 7 - ACQUISITIONS AND INVESTMENTS

On January 29, 2008 the Company signed an acquisition agreement to purchase a Portland, Oregon-based company named Teledigit Inc. (“Teledigit”). The acquisition agreement is to purchase 100% of Teledigit in exchange for 800,000 shares of the Company’s Series “E” Preferred Stock valued at $1.00 per share.

Teledigit is a locally owned and operated telecommunications company in the Pacific Northwest. Established in 1995, Teledigit bases its operations out of Portland, Oregon serving customers in the greater Portland Metropolitan/Vancouver, WA areas.  It provides installation and service for business voice needs, including key systems, PBX’s, voicemail, and cabling. Revenues for fiscal year 2007, exceeded $1.7 million dollars. Currently, the Company is in the process of auditing the Teledigit books so that the acquisition agreement can be completed. The acquisition is still on schedule to be completed by July 31, 2008.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the quarter ending March 31, 2008, the President and CEO of the Company converted 800,000 shares of his Series B preferred stock into 20,000,000 shares of the Company’s common stock.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 9 - SUBSEQUENT EVENTS

The Company issued a total of 3,500,000 shares of common stock for services valued at $11,950.

The Company issued a total of 6,406,110 shares of common stock for repayment of debt valued at $8,836.

Holders of the Company’s Series A preferred stock converted 11.29 shares of the Series A preferred stock into 6,988,000 shares of the Company’s common stock.

On April 1, 2008, the Company signed a convertible promissory note for $25,000 with a 10% interest rate due March 31, 2009.

Effective April 17, 2008, the Company incorporated a new Hong Kong/China company named “NW Tech Capital Group Limited” to engage in completing merger and acquisitions opportunities with private China companies.

Effective April 18, 2008, the Company designated a new series of preferred stock named the “Series F Preferred Convertible Stock” to consist of 10,000,000 shares to be issued at $1.00 per share. The holders of the Series F Preferred Convertible Stock shall be entitled to receive annual dividends of 8% when and if declared by the Board of Directors and is convertible into shares of the Company’s Common Stock at any time after 6 months from date of issuance.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements in the Form 10-KSB for the year ended December 31, 2007 and the other financial data appearing elsewhere in this Form 10-Q.

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

Executive Overview

NW Tech Capital, Inc. (the “Company,” “we,” “us,” or “our”), formerly Cybertel Capital Corporation, was originally organized for the primary purpose of engaging in all facets of the business comprising the telecommunications industry and was a provider of long-distance voice and data telecommunications.

On January 29, 2008, we signed an acquisition agreement to purchase a telecommunications company named Teledigit Inc. (“Teledigit”). Established in 1995, Teledigit bases its operations out of Portland, Oregon, serving customers in the greater Portland Metropolitan/Vancouver, WA areas. Teledigit has had a progressive growth rate over the last several years. Its revenues for its last year exceeded $1.7 million. Teledigit provides installation and service for business voice needs, including key systems, PBX’s, voicemail, and cabling. The acquisition agreement is to purchase 100% of Teledigit in exchange for 800,000 shares of our Series “E” stock worth $1.00 per share. Currently we are in the process of auditing the Teledigit books so that the acquisition agreement can be completed. The acquisition is still on schedule to be completed by July 31, 2008.

We also are actively involved in identifying other companies in the telecommunications industry for acquisition or strategic partnerships. These companies may be providers of long distance service, Voice over Internet Protocol providers, consulting companies, prepaid service companies, network management operations, or other companies in the telecommunication arena.

We also are looking into acquisition possibilities and funding from China. Subsequent to the quarter ending March 31, 2008, we incorporated a new Hong Kong/China company named “NW Tech Capital Group Limited” to engage in completing merger and acquisitions opportunities with private China companies.

We currently have insufficient funds to operate our business according to our proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of our products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy, which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to our stockholders.

Recent Developments

On January 21, 2008, we effected a 1000-to-1 reverse split of our common stock. All shareholder equity accounts have been stated to reflect the stock splits and change in par value as of the earliest date presented in the financial statements.

On January 18, 2008, we filed a Certificate of Amendment with the State of Nevada changing our corporate name to “NW Tech Capital Inc.”

In January 2008, we entered into a purchase agreement with Teledigit Inc. (“Teledigit”) a Portland, Oregon-based telecommunications sales and service company. Teledigit has been in business since 1996 and has shown progressive growth each year for the past 10 years. Teledigit does a wide range of business for a national dental company which has locations all across the United States, supplying everything from new phone systems to servicing old systems and engineering wiring for new offices.

On December 31, 2007, a separation agreement was reached between the Company and AireWire Inc., releasing AireWire back to its original state (before the acquisition) and returning $1,000,000 dollars worth of Series “C” stock back to us.

Critical Accounting Policies

Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.

We carry notes with a convertible feature embedded and accounted for them under the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 00-27 and 00-19.

EITF 00-27 requires us to calculate the fair value of stock-based embedded convertible feature in notes as a debt discount, also known as a beneficial conversion feature, or “BCF.” The convertible notes allow the note holder to convert the note into common shares of us at a specified discounted rate. The value of the debt discount is calculated on the date of the note issuance using the intrinsic value method. Essentially, the debt discount equates to the difference between the note and the fair market value of the stocks if the entire note were to be converted. The debt discount is expensed as interest ratably on a straight-line basis over the requisite service period.

EITF 00-19 requires the use of a valuation model to calculate the fair value of the embedded convertible feature in the notes. The Company uses the Black-Scholes model, or “BSM,” to calculate the fair value of the embedded convertible feature. The BSM incorporates various assumptions including expected volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of our common stock. We base our expected life assumption on its historical experience and on the terms and conditions of the notes. Accordingly, the embedded conversion feature is marked to market through earnings at the end of each reporting period and reported as a derivative liability.

Results of Operations for the Three Months Ended March 31, 2008

We generated a net loss of $349,045 for the quarter ended March 31, 2008, compared to $152,158 for the same quarter in 2007. The increase in net loss was primarily due to an increase in interest expense, change in the value of the derivative liability in accordance with EITF 00-19, and an increase in selling and administrative expenses. The increase in interest expense consists largely of the amortization of the beneficial conversion feature, or BCF, as calculated in accordance with EITF 00-27. The amortization of the BCF and the change in value of the derivative liability are non-cash expenses that make up a large sum of our expenses.

We did not generate any revenues from Continuing Operations for the quarter ending March 31, 2008 nor did we generate any revenues from Continuing Operations for the corresponding period in 2007. During the same period in 2007, we had a $7,500 loss from Discontinued Operations.

Selling, general, and administrative costs were $217,644 during the three months ended March 31, 2008, as compared to $137,168 for the corresponding period in 2007. This increase was primarily due to stock for services expense.

Liquidity and Capital Resources

During the three-month period ended March 31, 2008, cash used by operations was $27,150. We intend to continue to search for ways to expand our business through new service contracts and by continuing to search for new acquisitions. We anticipate that we will incur smaller losses in the future if we are able to expand our business and the marketing of our products and services now offered. The losses will continue until the excess of operation and marketing expenses is overcome by the increase in revenue from operations.

During the three months ended March 31, 2008, we incurred a net loss of $349,045, had cash used for operations of $27,150, and cash provided by financing activities was $20,000. All of these proceeds were used to fund operations. We continue to seek short-term financing through debt and equity financing and are also seeking long-term financing through debt and/or equity financing through a private placement or a retail offering of our common stock.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report for the year-end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2008. We cannot assure you that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Off-Balance Sheet Transactions

There are no off-balance sheet transactions.

Material Commitments

As of the date of this Quarterly Report, we do not have any material commitments that are not reflected as liabilities on our consolidated balance sheet included elsewhere in this report, nor does management anticipate any further material commitments within the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

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

(1)  On or about January 25, 2002, Prudential Home Building Investors, Inc., a New Jersey corporation (“Prudential”), filed a complaint against the Company in the Superior Court of California, County of San Diego, and Central Division. The case was designated Case No. GIC 782069, and sought damages in the amount of $32,000 for unpaid rent due on the Company’s former La Jolla, California facility for the period of September, 2001, through December, 2001, when the lease terminated. The Company has accrued this expense and expects no additional cost or expense upon settlement of this case.

(2)  On March 2, 2006, Epstein, Fitzsimmons, Brown, Gioia, Jacobs & Sprouls, P.C., obtained a $15,000 default judgment against the Company in the Superior Court of New Jersey for Morris County. The Company expects no additional cost or expense upon settlement of this case.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates all sales of unregistered securities by NWTT during the quarterly period ended March 31, 2008:

Name of Purchaser	Date	No. of Shares of Common Stock	Type
Edify Capital Corp	01/03/08	27,068	Conversion of Series A Preferred Stock
Majestic Safe-T Products	01/25/08	1,028,800	Conversion of Debt
James Wheeler	01/25/08	20,000,000	Conversion of Series B Preferred Stock
Roger Ettore	01/29/08	280,375	Conversion of Debt
Bellacloud	01/31/08	205,780	Conversion of Debt
Bellacloud	02/18/08	714,286	Conversion of Debt
Executive Management Services	03/03/08	1,170,515	Conversion of Debt
Bellacloud	03/06/08	857,143	Conversion of Debt
Roger Ettore	03/06/08	500,000	Conversion of Debt
Majestic Safe-T Products	03/14/08	1,000,000	Conversion of Preferred A Dividends
Edify Capital Group	03/14/08	1,000,000	Conversion of Series A Preferred Stock
Bellacloud	03/25/08	1,000,000	Conversion of Debt
Roger Ettore	03/26/08	1,570,000	Conversion of Debt
Executive Management Services	03/31/08	1,600,000	Conversion of Debt

Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). Each such person or entity had access to all material information about NWTT prior to the offer, sale or issuance of these "restricted securities." Management believes that these shares were exempt from the registration requirements of the Act, pursuant to Section 4(2) thereof.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Amendment of Designation After Issuance of Class of Series B Preferred Super Voting Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on January 24, 2008.

4.2	Certificate of Designation for Series E Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on January 24, 2008.

4.3	Certificate of Designation for Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on April 21, 2008.

31.1	Certification of Chief Executive Officer and Chief Financial Officer, James A. Wheeler, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, James A. Wheeler, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NW TECH CAPITAL, INC.

Dated: May 14, 2008	By:	/s/ James A. Wheeler
James A. Wheeler CEO, CFO, President and Director

EXHIBIT INDEX

Exhibit No.	Description

4.1	Amendment of Designation After Issuance of Class of Series B Preferred Super Voting Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on January 24, 2008.

4.2	Certificate of Designation for Series E Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on January 24, 2008.

4.3	Certificate of Designation for Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on April 21, 2008.

31.1	Certification of Chief Executive Officer and Chief Financial Officer, James A. Wheeler, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, James A. Wheeler, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.