Form 10-Q
period 2008-06-30
NW Tech Capital, Inc.
filed 2008-08-12
CIK 1036148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to__________.

Commission File No. 000-26913

NW TECH CAPITAL, INC
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2008, there were 185,805,705 outstanding shares of the Registrant's Common Stock, $.00001 par value.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
Current assets
Cash	$43,712	$16,675
Accounts receivable, net of $4,543 allowance for doubtful accounts	149,072	-
Inventory	52,804	-
Other current assets	-	40,000
Total current assets	245,588	56,675
Fixed assets, net of depreciation	137,269	-
Goodwill	586,516	-
Other Assets	680	-
TOTAL ASSETS	$970,053	$56,675

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	June 30, 2008	December 31, 2007
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$242,982	$228,082
Accrued expenses	16,614	67,806
Bank credit line	71,948	-
Notes payable	16,015	-
Notes payable to shareholders, net	449,315	293,064
Derivative liability	1,843,714	140,187
Total current liabilities	2,640,588	729,139
Long term notes payable	30,522	-
Long term notes payable to shareholders	603,603	-
Total long term liabilities	634,125	-
TOTAL LIABILITIES	3,274,713	729,139

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $.001 per share, 5,000 shares authorized; 84 and 164 shares issued and outstanding	-	-
Series B super voting preferred stock, par value $.00001 per share; 100,000,000 shares authorized; 49,200,000 and 50,000,000 shares issued and outstanding	492	500
Series E convertible preferred stock, $1.00 per share, 10,000,000 shares authorized; 80,000 and 0 shares issued and outstanding	80,000	-
Series F convertible preferred stock, $1.00 per share, 10,000,000 shares authorized; 7,500 and 0 shares issued and outstanding	7,500	-
Common stock; $.00001 par value; 2,500,000,000 shares authorized; 140,276,335 and 550,363 issued and outstanding	1,403	6
Additional paid-in-capital	24,325,038	23,656,194
Accumulated deficit	(26,719,093)	(24,329,164)
TOTAL STOCKHOLDERS’ DEFICIT	(2,304,660)	(672,464)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$970,053	$56,675

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

REVENUES	$62,735	$-	$62,735	$-
Cost of goods sold	30,597	-	30,597	-
Gross profit	32,138	-	32,138	-
EXPENSES
Selling, general and administrative	62,100	130,777	392,935	116,038
Stock based compensation	299,942	588,348	174,530	740,255
Depreciation and amortization	934	-	934	-
TOTAL OPERATING EXPENSES	362,976	719,125	568,399	856,293
OPERATING LOSS	(330,838)	(719,125)	(536,261)	(856,293)

OTHER INCOME (EXPENSE)
Interest income	1	35	1	35
Interest expense	(51,541)	(409)	(123,688)	(1,463)
Change in fair value of derivative liability	(1,632,052)	(13,662)	(1,703,527)	(20,087)
Other income	199	-	199	-
TOTAL OTHER INCOME/(EXPENSE)	(1,683,393)	(14,036)	(1,827,015)	(21,515)
LOSS FROM CONTINUING OPERATIONS	(2,014,231)	(733,161)	(2,363,276)	(877,808)

DISCONTINUED OPERATIONS
Loss from operations of discontinued business	-	(16,098)	-	(23,609)
LOSS FROM DISCONTINUED OPERATIONS	-	(16,098)	-	(23,609)
NET LOSS	(2,014,231)	(749,259)	(2,363,276)	(901,417)
Preferred dividend	(25,294)	(1,166)	(26,653)	(3,104)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,039,525)	$(750,425)	(2,389,929)	(904,521)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.02)	$(14.54)	(0.05)	(32.40)
Discontinued operations	$0.00	$(0.32)	0.00	(0.87)
Net loss per common share	$(0.02)	$(14.88)	(0.05)	(33.39)
Weighted average number of shares outstanding:
Basic and diluted	88,117,204	50,438	44,302,020	27,091

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,363,276)	$(877,808)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	934	-
Notes issued for expenses	254,079	-
Interest expense associated with beneficial conversion feature	104,280	-
Change in fair value of derivative liability	1,703,527	6,425
Common stock issued to third parties for services	174,530	160,220
Common stock issued for interest payment on debt	8,543	-
Changes in assets and liabilities
Accounts receivable	27,115	-
Inventory	(5,996)	-
Prepaid expenses	20,000	-
Accounts payable and accrued expenses	8,415	25,754
Net cash used in continuing operations	(67,849)	(685,409)
Net loss from discontinued operations	-	(23,609)
Net cash provided by discontinued operations	-	607,716
Net cash used in operating activities	(67,849)	(101,302)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder notes payable	50,000	-
Proceeds from issuance of common stock	32,500	-
Proceeds from issuance of preferred stock & note payable for purchase of Teledigit	21,871	-
Proceeds from notes payable	10,000	50,000
Proceeds from related party notes payable	3,000	-
Proceeds from exercise of ESOP	-	196,280
Repayments of notes payable	(22,485)	-
Net cash provided by continuing operations	94,886	246,280
Net cash used in discontinued operations	-	(55,671)
Net cash provided by financing activities	94,886	190,609

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	For the six months ended June 30,
	2008	2007
Cash and cash equivalents:
Increase in cash	27,037	89,307
Cash, beginning of period	16,675	1,718
Cash of discontinued operations, beginning of period	-	19,736
Less cash of discontinued operations, end of period	-	(90,324)
Cash, end of period	$43,712	$20,437

SUPLLEMENTAL DISCLOSURES
Cash paid for interest & taxes	$915	$8,727

Non-cash financing and investing activities
Issuance of note for accrued expense	$254,079	$-
Common stock issued to third parties for services	$174,530	$-
Issuance of common stock for payment of debt	$94,189	$-
Conversion of accrued dividend to common stock	$59,819	$-
Accrued preferred stock dividends	$2,381	$-
Issuance of note payable for purchase of Teledigit	$720,000	$-
Issuance of preferred stock for purchase of Teledigit	$80,000	$-

See accompanying notes to condensed consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

NW Tech Capital, Inc. (OTCBB: NWTT) (the “Company”) is organized for the primary purpose of engaging in all facets of the business comprising the telecommunications industry and is a provider of long distance voice and data telecommunications. The Company actively identifies other companies in the telecommunications industry for acquisition or strategic partnerships. These companies may be providers of long distance service, Voice over Internet Protocol providers, consulting companies, prepaid service companies, network management operations, or other companies in the telecommunication arena. The Company is also looking into acquisition possibilities and funding from China. The Company has a Hong Kong/China company named “NW Tech Capital Group Limited” to engage in completing merger and acquisitions opportunities with private China companies. As of June 16, 2008 the Company has acquired a locally owned and operated Data and Telecommunications Integrator, Teledigit, Inc. (“Teledigit”) of Portland, Oregon as its wholly owned subsidiary.

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

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.

Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Adjustments for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecasts. Once the value is adjusted, the original cost of the Company’s inventory less the related inventory write-down represents the new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold. The Company’s inventory consists primarily of telecommunication equipment.

Property and Equipment and Leasehold Improvements

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are being depreciated over the term of the lease, excluding option periods. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Upgrades and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the services have been performed.

The Company’s revenues are derived primarily from the servicing, installation, and sales of telecommunication products with the majority of the business in the West Coast of the United States and the Portland, metropolitan area but ranging all over the United States.

Basic and Diluted Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the quarters ended June 30, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. In January 2008, the Company effected a 1000:1 reverse split. All shares and per share amounts for the quarters ended June 30, 2008 and 2007 have been restated to reflect the splits as if it had occurred on the first day of the first period presented.

NOTE 2 – MATERIAL EVENTS

Acquisitions

On January 29, 2008 the Company signed an acquisition agreement to purchase a Portland, OR based company named Teledigit, Inc. The acquisition agreement is to purchase 100% of Teledigit in exchange for 80,000 shares of the Company’s Series E Preferred Stock convertible to $1.00 of common stock per share and a $720,000 convertible note payable. The note is convertible into 720,000 shares of Series E Preferred Stock plus interest of 6%. The acquisition was completed on June 16, 2008. See Note 7 - Acquisitions and Investments.

Reverse Split

On January 21, 2008, the Company effected a 1000 to 1 reverse split of its common stock. All shareholder equity accounts have been restated to reflect the stock splits and change in par value as of the earliest date presented in the financial statements.

Name Change

On January 18, 2008, the Company filed a Certificate of Amendment with the State of Nevada changing its corporate name from Cybertel Capital Corporation to NW Tech Capital, Inc.

Discontinued Operations

On December 31, 2007, a separation agreement was reached between the Company and AireWire releasing AireWire back to its original state (before the acquisition) and returning $1,000,000 dollars worth of Series C Preferred Stock back to the Company.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, for the six months ended June 30, 2008, NWTT incurred recurring net losses from continuing operations in the amount of $2,363,276 and has an accumulated deficit of $26,719,093 and a working capital deficit of $2,395,000 as of June 30, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans to support the Company’s operations include increasing revenues, cutting overhead costs, borrowing additional funds and raising additional capital. The Company’s inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE

As of the quarter ended June 30, 2008, the Company and its subsidiary have two lines of credit with two banking institutions. One of the credit lines, originating from the acquisition of Teledigit, provides for borrowings up to $100,000 at a variable interest rate of prime plus 1%. The second credit line provides for borrowings up to $10,000 at an interest rate of 14.25%. As of June 30, 2008, the Company has a total outstanding bank credit line balance of $71,948.

As of the quarter ended June 30, 2008, the Company has four notes originating from the acquisition of Teledigit. Teledigit purchased four company vehicles totaling $92,100 with a down payment of $12,600 and total notes payable equating to $79,500. The terms of the notes call for total monthly payments of $1,584, interest rates ranging from 4.49% to 9.99%, and maturity dates ranging from September 2010 to June 2011. As of June 30, 2008, the balances of the notes totaled $46,537. The total current portions due on the notes are $16,015.

As of the quarter ended June 30, 2008, the Company has two notes which may be converted into shares of the Company’s common stock based on 75% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding the conversion as long as such conversions do not exceed 4.99% of the then-outstanding common stock of the Company. In relation to the convertible feature of these notes, a debt discount totaling $75,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $13,603 for the quarter ended June 30, 2008 and $27,325 for the period from inception to June 30, 2008. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model and totaled $337,629 as of June 30, 2008. During the quarter, the noteholders converted a total of $3,480 of principal and interest payments. As of June 30, 2008, the balances of the notes totaled $64,413.

As of the quarter ended June 30, 2008, the Company has eleven notes which may be converted into shares of the Company’s common stock based on 70% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding the conversion as long as such conversions do not exceed 4.99% of the then outstanding common stock of the Company. As of June 30, 2008, five of these notes are not convertible until a later date. In relation to the convertible feature of these notes, a debt discount totaling $186,153 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $30,527 for the quarter ended June 30, 2008 and $51,956 for the period from inception to June 30, 2008. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model and totaled $1,153,268 for the quarter. During the quarter, the noteholders converted a total of $23,182 of principal and interest payments. As of June 30, 2008, the balances of the eleven notes were $289,409.

As of the quarter ended June 30, 2008, the Company has two notes which may be converted into shares of the Company’s common stock based on 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding the conversion as long as such conversions do not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of these notes, a debt discount totaling $85,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debentures. The amortization is being recorded as interest expense and was fully accreted as of June 30, 2008. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model and totaled $352,817 for the quarter. During the quarter, the noteholder converted a total of $1,056 of principal and interest payments. As of June 30, 2008, one of the notes was paid in full and the balance of the remaining note was $41,493.

As of the quarter ended June 30, 2008, the Company owes a related party $119,475 without interest.

As of the quarter ended June 30, 2008, the Company has a $720,000 note payable for the purchase of Teledigit at a 6% interest rate with a maturity date of July 31, 2013. This note is convertible into 720,000 shares of the Company’s Series E Preferred Stock at a monthly payment of 13,920 shares of Series E Preferred Stock commencing August 31, 2008. As of the quarter ended June 30, 2008, no payment was due or made. The current portion of the note is $116,397.

The unaudited Chart below summarizes the Notes Payable mentioned in Note 4:

Terms	Amount

Bank Lines of Credit:
- $100,000 Credit line at prime plus 1%	$62,253
- $10,000 Credit line at 14.25%	9,695
Total Bank Lines of Credit	$71,948

Short Term Notes Payable to Non-Shareholders:
- Current portion of 4.49% interest; principal of $7,058; due 9/30/10; monthly payments of $318	$3,569
- Current portion of 9.99% interest; principal of $11,197; due 5/15/11; monthly payments of $358	3,347
- Current portion of 9.99% interest; principal of $15,528; due 5/19/11; monthly payments of $509	4,309
- Current portion of 9.99% interest; principal of $12,754; due 6/29/11; monthly payments of $399	4,790
Total Short Term Notes Payable to Non-Shareholders	$16,015

Short Term Notes Payable to Shareholders:
- 8% interest; principal of $30,000; convertible to common stock based on 75% of average price; due on 10/11/08; net of unamortized discount related to the debt discount of $24,919	$5,081
- 12% interest; principal of $34,413; convertible to common stock based on 75% of average price; due on 02/29/09; net of unamortized discount related to the debt discount of $22,756	11,657
- 10% interest; principal of 30,000; convertible to common stock based on 70% of average price; due on 10/1/08; net of unamortized discount related to the debt discount of $20,941	9,059
- 10% interest; principal of $13,200; convertible to common stock based on 70% of average price; due on 10/1/08; net of unamortized discount related to the debt discount of $3,332	9,868
- 10% interest; principal of 29,245; convertible to common stock based on 70% of average price; due on 12/20/08; net of unamortized discount related to the debt discount of $15,601	13,644
- 8% interest; principal of $17,082; convertible to common stock based on 70% of average price; due on 12/31/08; net of unamortized discount related to the debt discount of $0	17,082
- 10% interest; principal of $20,000; convertible to common stock based on 70% of average price; due on 2/28/09; net of unamortized discount related to the debt discount of $0	20,000
- 10% interest; principal of $25,000; convertible to common stock based on 70% of average price; due on 3/31/09; net of unamortized discount related to the debt discount of $0	25,000
- 10% interest; principal of $10,000; convertible to common stock based on 70% of average price; due on 4/30/09; net of unamortized discount related to debt discount of $0	10,000
- 10% interest; principal of $20,000; convertible to common stock based on 70% of average price; due on 5/20/09; net of unamortized discount related to the debt discount of $0	20,000
- 10% interest; principal of $84,042; convertible to common stock based on 70% of average price; due on 5/29/09; net of unamortized discount related to debt discount of $75,739	8,303
- 10% interest; principal of $20,840; convertible to common stock based on 70% of average price; due on 5/29/09; net of unamortized discount related to debt discount of $18,584	2,256
- 10% interest; principal of $20,000; convertible to common stock based on 70% of average price; due on 5/29/09; net of unamortized discount related to debt discount of $0	20,000
- 8% interest; principal of $41,493; convertible to common stock based on 50% of average price; due on 3/15/09; net of unamortized discount related to the debt discount of $0	41,493
- No interest; principal of $119,475	119,475
- Current portion of 6% interest; principal of $720,000; due 7/31/13 convertible to Series E Preferred Stock; monthly payments of 13,920 shares	116,397
Total Short Term Notes Payable to Shareholders	$449,315

Long Term Notes Payable to Non-Shareholders:
- Long term portion of 4.49% interest; principal of $7,058; due 9/30/10; monthly payments of $318	3,489
- Long term portion of 9.99% interest; principal of $11,197; due 5/15/11; monthly payments of $358	7,850
- Long term portion of 9.99% interest; principal of $15,528; due 5/19/11; monthly payments of $509	11,219
- Long term portion of 9.99% interest; principal of $12,754; due 6/29/11; monthly payments of $399	7,964
Total Long Term Notes Payable to Non-Shareholders	$30,522

Long Term Notes Payable to Shareholders:
- Long term portion of 6% interest; principal of $720,000; due 7/31/13 convertible to Series E Preferred Stock; monthly payments of 13,920 shares	603,603
Total Long Term Notes Payable to Shareholders	$603,603

NOTE 5 - STOCK HOLDER’S EQUITY

Common Stock

During the quarter ended June 30, 2008, the Company issued the following shares of its Common stock:

Date of Issue	Number of Shares Issued	Aggregate Sales Price	Nature of Transaction
04/02/08	2,006,110	$2,556	Debt Repayment
04/02/08	1,500,000	5,550	Payment for Services
04/02/08	2,200,000	8,140	Preferred A conversion
04/15/08	2,188,000	4,376	Preferred A conversion
04/15/08	4,400,000	6,280	Debt Repayment
04/16/08	2,000,000	4,000	Payment for Services
04/17/08	2,600,000	4,680	Preferred A conversion
05/07/08	2,000,000	2,400	Debt Repayment
05/09/08	6,111,111	12,222	Cash for Stock
05/12/08	2,880,000	4,608	Preferred A conversion
05/14/08	2,000,000	2,200	Debt Repayment
05/15/08	3,300,000	4,950	Preferred A conversion
05/22/08	3,500,000	4,550	Payment for Services
05/22/08	2,000,000	1,400	Debt Repayment
05/26/08	3,026,000	3,631	Preferred A conversion
06/03/08	3,700,000	3,700	Preferred A conversion
06/05/08	4,130,000	2,024	Repayment of debt
06/08/08	8,100,000	3,969	Repayment of debt
06/30/08	15,000,000	48,000	Payment for Services
06/30/08	9,568,800	30,620	Preferred A conversion
06/30/08	14,059,000	6,889	Repayment of debt
06/30/08	5,952,381	19,048	Cash for Stock

Total	102,221,402	$185,793

During the quarter ended March 31, 2008, the Company issued a total of 6,550,000 shares of common stock for services valued at $112,430. The Company also issued a total of 8,926,899 shares of common stock for repayment of debt valued at $66,471.

Preferred Stock

During the quarter ended June 30, 2008:

•	Holders of the Company’s Series A Preferred stock converted 28.96 shares of Series A preferred stock into 29,462,800 shares of the Company’s common stock as indicated on the chart above.

•
The Company designated a new series of preferred stock named the Series F Preferred Stock with 10,000,000 authorized shares with each share convertible to $1.00 worth of the Company’s common stock. The Company issued 7,500 shares of the Company’s Series F Preferred Stock during the quarter. Since the Series F Preferred Stock has a convertible feature, a Preferred Dividend of $1,098 was calculated in accordance with EITF 00-27.

•	The Company issued 80,000 shares of the Company’s Series E Preferred Stock as partial payment for the acquisition of Teledigit. Since the Series E Preferred Stock has a convertible feature, a Preferred Dividend of $23,175 was calculated in accordance with EITF 00-27.

During the quarter ended March 31, 2008:

•	Holders of the Company’s Series A preferred stock converted 80.47 shares of the Series A Preferred Stock and $59,819 of Series A dividends into 2,027,068 shares of the Company’s common stock.

•
The Company amended the Series B Preferred Stock by increasing the authorized shares from 50,000,000 shares to 100,000,000 million shares with a par value of $0.00001 per share. The Company also added a conversion feature which allows shareholders of the Series B Preferred Stock to convert one share of Series B Preferred Stock into 25 shares of Common Stock upon request of the shareholder.

•	The President and CEO of the Company converted 800,000 shares of his Series B Preferred Stock into 20,000,000 shares of the Company’s common stock.

•
The Company designated a new series of preferred stock named the Series E Preferred Stock with 10,000,000 authorized shares and a par value of $0.00001. Each share of the Series E Preferred Stock is convertible to $1.00 of the Company’s Common Stock six months after issuance.

NOTE 6 – DISCONTINUED OPERATIONS

On December 15, 2007, the Company entered into a Mutual Separation Agreement (the “Separation Agreement”) with AireWire, Inc. (“AireWire”). The Company and AireWire were parties to an acquisition agreement dated March 31, 2006 (the “Acquisition Agreement”). Both parties deemed it in their best interests to unwind the Acquisition Agreement. The Separation Agreement provided that the Company would return the 1,000,000 shares of the Company that AireWire owned and that AireWire would return the 500,000 shares of NW Tech Capital, Inc. that AireWire owned. As of the effective date of December 31, 2007, neither party had any obligation to the other.

On December 31, 2007, the Company recorded a loss from their discontinued operations and recorded a gain on the disposition of this subsidiary. Prior year financial statements for 2007 have been reclassified to present the operations of AireWire as Discontinued Operations. There is no activity in the current year related to AireWire.

The following amounts, related to our AireWire business, have been segregated from Continuing Operations and included in Discontinued Operations in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$-	$99,452	$-	$273,599
Cost of goods sold		(391)		(5,823)
Gross profit	-	99,061	-	267,776

Operating expenses
Selling, general and administrative	-	115,168	-	290,131
Total operating expenses	-	(115,168)	-	(290,131)
Other Income (expense):
Interest expense	-	(687)	-	(1,950)
Other income	-	696	-	696
Total other income	-	9	-	(1,254)
Loss from discontinuing operations	$-	$(16,098)	$-	$(23,609)

NOTE 7 – ACQUISITIONS AND INVESTMENTS

Teledigit, Inc.

On January 29, 2008 the Company signed an acquisition agreement to purchase a Portland, OR based company named Teledigit Inc. The acquisition agreement is to purchase 100% of Teledigit in exchange for 80,000 shares of the Company’s Series E Preferred Stock convertible to $1.00 common stock per share and a $720,000 convertible note payable. The note is convertible into 720,000 Series “E” Preferred Shares plus interest of 6%. The acquisition of Teledigit was completed on June 16, 2008.

Teledigit was a locally owned and operated telecommunications company in the Pacific Northwest. Established in 1995, Teledigit bases its operations out of Portland, Oregon serving customers in the greater Portland Metropolitan/Vancouver, WA areas.  It provides installation and service for business voice needs, including key systems, PBX’s, voicemail, and cabling. Revenues for fiscal year 2007 exceeded $1.7 million dollars. As of June 16, 2008, Teledigit is now a wholly owned subsidiary of NW Tech Capital, Inc. The general operations of Teledigit remain the same.

The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141 Business Combinations. The total purchase price was allocated as follows:
Cash	$21,871
Accounts receivable	176,187
Inventories	46,808
Fixed assets	138,203
Other assets	680
Accounts payable	(18,835)
Current liabilities	(1,080)
Bank line of credit	(82,580)
Notes payable	(47,770)
Goodwill	586,516
Purchase price	$820,000

None of the $586,516 of goodwill is subject to amortization, but an annual impairment test. As of the date of these financial statements, no triggering event has occurred which would indicate an impairment of this amount.

The Company’s condensed consolidated financial statements include Teledigit’s results of operations subsequent to its acquisition on June 16, 2008.

The following is the supplemental pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of the period being reported on.

NW TECH CAPITAL, INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

REVENUES	$481,716	$467,117	$686,719	$945,341
Cost of goods sold	167,119	137,162	244,657	315,433
Gross profit	314,596	329,956	442,062	629,908
EXPENSES
Selling, general and administrative	267,803	388,167	862,399	686,434
Stock based compensation	299,942	588,348	174,530	740,255
Depreciation and amortization	6,237	11,609	12,474	23,218
TOTAL OPERATING EXPENSES	573,982	988,124	1,049,403	1,449,907
OPERATING LOSS	(259,386)	(658,168)	(607,341)	(819,999)

OTHER INCOME (EXPENSE)
Interest income	1	36	2	38
Interest expense	(53,442)	(1,788)	(125,589)	(4,222)
Change in fair value of derivative liability	(1,632,052)	(13,662)	(1,703,527)	(20,087)
Other income	69,599	-	75,406	-
TOTAL OTHER INCOME/(EXPENSE)	(1,615,895)	(15,414)	(1,753,708)	(24,271)
LOSS FROM CONTINUING OPERATIONS	(1,875,280)	(673,582)	(2,361,049)	(844,270)

DISCONTINUED OPERATIONS
Loss from operations of discontinued business	-	(16,098)	-	(23,609)
LOSS FROM DISCONTINUED OPERATIONS	-	(16,098)	-	(23,609)
NET LOSS	(1,875,280)	(689,680)	(2,361,049)	(867,878)
Preferred dividend	(25,294)	(1,166)	(26,654)	(3,104)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,900,575)	$(690,846)	(2,387,703)	(870,982)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.02)	$(13,35)	(0.05)	(31,16)
Discontinued operations	$0.00	$(0.32)	0.00	(0.87)
Net loss per common share	$(0.02)	$(13,67)	(0.05)	(32.04)
Weighted average number of shares outstanding:
Basic and diluted	88,117,204	50,438	44,302,020	27,091

NOTE 8 – RELATED PARTY TRANSACTIONS

For the quarter ended June 30, 2008:

The President and CEO converted $132,500 of accrued consulting expenses owed to the President into notes payable.

A related party loaned the Company $3000 cash.

During the quarter ending March 31, 2008, the President and CEO of the Company converted 800,000 shares of his Series B Preferred Stock into 20,000,000 shares of the Company’s common stock.

NOTE 9 - CONCENTRATIONS

Major Customers
The Company’s business is driven by many small businesses throughout the West Coast of the United States. The Company has a few large customers, none of which consist of more than 15% of the overall revenue of the company. Therefore the Company’s revenue does not rely heavily on any major company contract that could adversely affect their business significantly in a negative fashion.

Major Suppliers
The Company has a few major suppliers all of which are large national and international companies. Examples of these major suppliers are Nortel, Comdial, and Graybar. Each of these companies are well funded and at this time we have no indication that the Company will have any problems getting adequate supplies from any of these suppliers. There are also alternative sources that could be used if necessary to get supplies.

NOTE 10 - SUBSEQUENT EVENTS

Stock Issuances:
The Company issued a total of 18,793,000 shares of Common stock valued at $10,929 for repayment of debt; 3,000,000 shares of Common stock valued at $4,200 as payment for services; and 10,000,000 shares of Common stock valued at $15,000 for cash.

Holders of the Company’s Series A Preferred Stock converted 7.38 shares of the Series A Preferred Stock and $3,608 of Series A dividends into 13,736,370 shares of the Company’s common stock.

Convertible Promissory Notes
The following notes illustrated in the table below have a conversion feature consisting of a 70% conversion rate based on the average of the lowest 3 closing bid prices within the 20 trading days preceding the conversion. No conversion shall exceed 4.99% of the then outstanding common stock of the Company. The note matures on March 1, 2009 and is convertible at any time. The two notes originated from one $58,800 note that was subsequently bifurcated and assigned to two other note holders.

Date	Amount
07/02/2008	$30,000
07/02/2008	28,800

Total	$58,800

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

Executive Overview

NW Tech Capital, Inc (the “Company,” “we,” “us,” or “our”), formerly Cybertel Capital Corporation, was originally organized for the primary purpose of engaging in all facets of the business comprising the telecommunications industry and is a provider of long distance voice and data telecommunications.

On June 16, 2008, the Company acquired Teledigit, Inc. (“Teledigit”), an Oregon corporation, pursuant to an acquisition agreement entered into by the Company and Teledigit on January 29, 2008 (the “Acquisition Agreement”). Teledigit was established in 1995, and bases its operations out of Portland, Oregon, serving customers in the greater Portland Metropolitan/Vancouver, WA areas. Teledigit has had a progressive growth rate over the last several years. Its revenues for its last year exceeded $1.7 million. Teledigit provides installation and service for business voice needs, including key systems, PBX’s, voicemail, and cabling. The Acquisition Agreement is to purchase 100% of Teledigit in exchange for 80,000 shares of the Company’s Series E Preferred Stock worth $1.00 per share and a $720,000 convertible note payable. The note is convertible into 720,000 shares of Series E Preferred Stock plus interest of 6%. The acquisition was completed on June 16, 2008 and the results of operations have been consolidated into the Company’s results as of acquisition date.

Through our subsidiary, Teledigit, we are now a Data and Telecommunications Integrator. Our mission is to provide business technology and support solutions to our customers so they can achieve a competitive edge. The majority of our customers are in the West Coast of the United States but have a few national contracts that cover the entire United States. We believe in building long lasting, honest relationships with our customers.

The company is fluent in the following areas of Voice and Data technologies:

•	VoIP, TDM, and Hybrid voice functionality and networking.
•	10G, Switched Gigabit, Wireless voice, and multi-protocol networking.
•	Computer/Telephony integration for call centers or Database backends.
•	Converged multimedia applications such as contact centers, desktop conferencing.
•	LAN / WAN design and network planning.
•	Data network support and desktop support.
•	VoIP network support and integration..
•	VPN and Branch office data deployment.
•	Wireless LAN survey and installation support and deployment.
•	Outdoor Wireless/Microwave data integration and service (Unlicensed & FCC Licensed).
•	Remote network support and management.
•	CCTV and IP Video surveillance network design, installation and support.
•	Cat5e and Cat6 Copper networking cabling installation.
•	Single-Mode and Multi-Mode Fiber Optic Cabling installation and support.
•	CATV Distribution Design, Service and Installation.
•	Data and Telecommunication room design and installation.

In addition to the services provided by Teledigit, we also are actively involved in identifying other companies in the telecommunications industry for acquisition or strategic partnerships. These companies may be providers of long distance service, Voice over Internet Protocol providers, consulting companies, prepaid service companies, network management operations, or other companies in the telecommunication arena.

We also are looking into acquisition possibilities and funding from China. During the second quarter of 2008, we incorporated a new Hong Kong/China company named “NW Tech Capital Group Limited” to engage in completing merger and acquisitions opportunities with private China companies.

We currently have insufficient funds to operate our business according to its proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of its products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue its business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy, which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to our stockholders.

Recent Developments

Effective as of June 16, 2008, we acquired Teledigit pursuant to an acquisition agreement entered into by the Company and Teledigit on January 29, 2008 (the “Acquisition Agreement.”). Teledigit is a Portland, Oregon based telecommunications sales and service company that has been in business since 1995 and has grown progressively over the last 10 years. Teledigit does a wide range of business for a national dental company which has locations all across the United States, supplying everything from new phone systems to servicing old systems and engineering wiring for new offices.

On January 21, 2008, we effected a 1000 to 1 reverse split of our common stock. All shareholder equity accounts have been stated to reflect the stock splits and change in par value as of the earliest date presented in the financial statements.

On January 18, 2008, we filed a Certificate of Amendment with the State of Nevada changing our corporate name to NW Tech Capital, Inc.

On December 31, 2007, a separation agreement was reached between us and AireWire releasing AireWire back to its pre-acquisition state and returning $1,000,000 dollars worth of Series C Preferred Stock back to us.

Critical Accounting Policies

Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.

We carry notes with convertible features embedded and we accounted for them under the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 00-27 and 00-19.

EITF 00-27 requires us to calculate the fair value of stock-based embedded convertible feature in notes as a debt discount, also known as a beneficial conversion feature “BCF”. The convertible notes allow the note holder to convert the note into common shares of the company at a specified discounted rate. The value of the debt discount is calculated on the date of the note issuance using the intrinsic value method. Essentially the debt discount equates to the difference between the note and the fair market value of the stocks if the entire note were to be converted. The debt discount is expensed as interest ratably on a straight-line basis over the requisite service period.

EITF 00-19 requires the use of a valuation model to calculate the fair value of the embedded convertible feature in the notes. We use the Black-Scholes Model (the “BSM”) to calculate the fair value of the embedded convertible feature. The BSM incorporates various assumptions including expected volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of our common stock. We base our expected life assumption on our historical experience and on the terms and conditions of the notes. Accordingly, the embedded conversion feature is marked to market through earnings at the end of each reporting period and reported as a derivative liability.

Results of Operations

We have changed our business by discontinuing and disposing of our former subsidiary AireWire and acquiring Teledigit. While AireWire was also in the telecommunications business, the disposal of AireWire is not indicative of current or future results of operations. We have included a supplemental Pro Forma Financials of Operations, which discloses the results of operations as though the business combination with Teledigit had been completed as of the beginning of the reporting period (see Acquisitions and Investments – Note 7 in Item 1).

Three Months Ended June 20, 2008 and 2007

For the three months ending June 30, 2008, our revenues totaled $62,735 including revenue contributed by the acquisition of Teledigit on June 16, 2008. Revenues for the three months ended June 30, 2007 totaled $99,452 (see Note 6 – Discontinued Operations in Item 1). The difference of $36,717 is attributable to the difference in the two subsidiaries, Teledigit versus AireWire. Whereas AireWire’s income included amounts for the full three months of the quarter ended June 30, 2007, Teledigit’s revenue is only from June 16, 2008 to June 30, 2008.

We generated a net loss of $2,014,231 for the quarter ended June 30, 2008, compared to $733,161 for the same quarter in 2007. The $1,281,070 increase in net loss was primarily due to increases in the change in the value of the derivative liability in accordance with EITF 00-19, interest expense, and selling and administrative expenses.

The majority of the difference in net loss between the two periods is attributed to a non-cash expense which calculates the change in the derivative liability in accordance with EITF 00-19 amounting to $1,632,052. The increase in interest expense also consists largely of a non-cash amortization of the beneficial conversion feature or “BCF” as calculated in accordance with EITF 00-27. Selling, general, and administrative costs were $362,976 during the three months ended June 30, 2008, as compared to $719,125 for the corresponding period in 2007. The ($356,149) decrease is primarily due to fewer shares of stock issued for services and our overall efforts to cut costs along with the disposal of the AireWire subsidiary.

Six months ended June 30, 2008 and 2007

For the six months ending June 30, 2008, our revenues totaled $62,735 including revenue contributed by the acquisition of Teledigit on June 16, 2008. Prior year revenues for the six months ended June 30, 2007 totaled $273,599 (see Note 6 – Discontinued Operations in Item 1). The difference of $210,864 is attributed to the difference in the two subsidiaries, Teledigit versus AireWire. Whereas AireWire’s income included amounts for the full six months ended June 30, 2007, Teledigit’s revenue is only from June 16, 2008 to June 30, 2008.

We generated a net loss of $2,363,376 for the six months ended June 30, 2008, compared to $877,808 for the same quarter in 2007. The $1,485,568 increase in net loss was primarily due to increases in the change in the value of the derivative liability in accordance with EITF 00-19, interest expense, and selling and administrative expenses.

The majority of the difference in net loss between the two periods is attributed to a non-cash expense which calculates the change in the derivative liability in accordance with EITF 00-19 amounting to $1,703,527. The increase in interest expense also consists largely of a non-cash amortization of the beneficial conversion feature or “BCF” as calculated in accordance with EITF 00-27. Selling, general, and administrative costs were $568,399 during the three months ended June 30, 2008, as compared to $856,293 for the corresponding period in 2007. The ($287,894) decrease is primarily due to fewer shares of stock issued for services and our overall efforts to cut costs along with the disposal of the AireWire subsidiary.

Liquidity and Capital Resources

During the six-month period ended June 30, 2008, cash used by operations was $67,849. We intend to continue to search for ways to expand our business through new service contracts and by continuing to search for new acquisitions. We anticipate that we will incur smaller losses in the future if we are able to expand our business and the marketing of our products and services now offered. The losses will continue until the excess of operation and marketing expenses is overcome by the increase in revenue from operations.

During the six months ended June 30, 2008, we incurred a net loss of $2,363,276, had cash used for operations of $67,849, and cash provided by financing activities was $94,886. All of these proceeds were used to fund operations. We continue to seek short-term financing through debt and equity financing and are also seeking long-term financing through debt and/or equity financing through a private placement or a retail offering of our common stock.

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

Off-Balance Sheet Transactions

As of the date of this Quarterly Report, there are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which the we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Material Commitments

As of the date of this Quarterly Report, we do not have any material commitments that are not reflected as liabilities on our consolidated balance sheet included elsewhere in this report, nor does management anticipate any further material commitments within the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in internal control. In addition, we have reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On June 20, 2008, the Company received a Notice of Judgment in a case between GRE Mira Mesa LLC (“GRE”), a California limited liability company, and Cybertel Communications Corp., dated May 7, 2007, in the amount of $87,775 in favor of GRE. Cybertel Communications Corp. (formerly ProTel Communications, Inc.) is a former subsidiary of the Company and is no longer operational. The designated Case No. is GIC875633, and a hearing on the matter is scheduled for August 22, 2008. The Company has not been legally served and has engaged legal counsel to handle the matter. Management believes that the judgment against a defunct subsidiary is not transferable to the parent NW Tech Capital, Inc. since it is a separate legal entity. It is management’s belief that this suit will have no material affect on the Company.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates all sales of unregistered securities by NWTT during the quarterly period ended June 30, 2008:

Date of Issue	Number of Shares Issued	Aggregate Sales Price	Nature of Transaction
04/02/08	2,006,110	$2,556	Debt Repayment
04/02/08	1,500,000	5,550	Payment for Services
04/02/08	2,200,000	8,140	Preferred A conversion
04/15/08	2,188,000	4,376	Preferred A conversion
04/15/08	4,400,000	6,280	Debt Repayment
04/16/08	2,000,000	4,000	Payment for Services
04/17/08	2,600,000	4,680	Preferred A conversion
05/07/08	2,000,000	2,400	Debt Repayment
05/09/08	6,111,111	12,222	Cash for Stock
05/12/08	2,880,000	4,608	Preferred A conversion
05/14/08	2,000,000	2,200	Debt Repayment
05/15/08	3,300,000	4,950	Preferred A conversion
05/22/08	3,500,000	4,550	Payment for Services
05/22/08	2,000,000	1,400	Debt Repayment
05/26/08	3,026,000	3,631	Preferred A conversion
06/03/08	3,700,000	3,700	Preferred A conversion
06/05/08	4,130,000	2,024	Repayment of debt
06/08/08	8,100,000	3,969	Repayment of debt
06/30/08	15,000,000	48,000	Payment for Services
06/30/08	9,568,800	30,620	Preferred A conversion
06/30/08	14,059,000	6,889	Repayment of debt
06/30/08	5,952,381	19,048	Cash for Stock
Total	102,221,402	$185,793

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

4.1
Amendment of Designation After Issuance of Class or Series for Series B “Super Voting” Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008).

4.2
Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008).

4.3
Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008).

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

Dated: August 12, 2008

EXHIBIT INDEX

Exhibit No.	Description

4.1
Amendment of Designation After Issuance of Class or Series for Series B “Super Voting” Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008).

4.2
Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008).

4.3
Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008).

31.1	Certification of Chief Executive Officer and Chief Financial Officer, James A. Wheeler, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, James A. Wheeler, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.