Form 10KSB/A
period 2007-12-31
NW Tech Capital, Inc.
filed 2008-08-20
CIK 1036148

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Issuer Format Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10K-SB for the year ended December 31, 2007 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report include several revisions to the Company’s disclosures under Item 8A, Controls and Procedures.

For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of March 31, 2008, the original filing date of our annual report for the year ended December 31, 2007.

Pursuant to the Rules of the SEC, currently dated certifications from our Principal Executive Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed herewith.

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

(a) Evaluation of Disclosure Control and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10K-SB. Based upon this evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our periodic Securities and Exchange Commission reports.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13:	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	By-Laws*

4.1	Certificate of Designation for Series A Convertible Preferred Stock*

4.2	Certificate of Designation for Series B Super Voting Preferred Stock*

14	Code of Ethics*

16	Letter issued by Malone & Bailey, CPA.*

21	Subsidiaries*

23.1	Consent of Gruber & Company, LLC

31	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

NW TECH CAPITAL, INC.

Date: August 20, 2008	By:	/s/ James A. Wheeler
James A. Wheeler CEO, President and Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	By-Laws*

4.1	Certificate of Designation for Series A Convertible Preferred Stock*

4.2	Certificate of Designation for Series B Super Voting Preferred Stock*

14	Code of Ethics*

16	Letter issued by Malone & Bailey, CPA.*

21	Subsidiaries*

23.1	Consent of Gruber & Company, LLC

31	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.