Form 10KSB/A
period 2007-12-31
NW Tech Capital, Inc.
filed 2008-09-05
CIK 1036148

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Issuer Format Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10K-SB for the year ended December 31, 2007 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report include revisions to the Company’s disclosures under Item 8A(a), Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10K-SB. Based upon this evaluation, and based upon the fact that we failed to file our report on Internal Control over Financial Reporting in a timely manner, we concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year in timely alerting us to material information required to be included in our periodic Securities and Exchange Commission reports.

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

NW TECH CAPITAL, INC.

Date: September 5, 2008	By:	/s/ James A. Wheeler
James A. Wheeler CEO, President and Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	By-Laws*

4.1	Certificate of Designation for Series A Convertible Preferred Stock*

4.2	Certificate of Designation for Series B Super Voting Preferred Stock*

14	Code of Ethics*

16	Letter issued by Malone & Bailey, CPA.*

21	Subsidiaries*

23.1	Consent of Gruber & Company, LLC

31	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James A. Wheeler, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.