Form 10-Q
period 2008-09-30
NW Tech Capital, Inc.
filed 2008-11-07
CIK 1036148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 07, 2008, there were 316,185,705 outstanding shares of the Registrant's Common Stock, $.00001 par value.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
Current assets
Cash	$20,258	$16,675
Accounts receivable, net of $7,781 allowance for doubtful accounts	163,327	-
Inventory	51,520	-
Other current assets	-	40,000
Total current assets	235,105	56,675
Fixed assets, net of depreciation	141,991	-
Goodwill	586,516	-
Other Assets	680	-
TOTAL ASSETS	$964,292	$56,675

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
(FORMERLY CYBERTEL CAPITAL CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	September 30, 2008	December 31, 2007
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$428,542	$228,082
Accrued expenses	17,697	67,806
Bank credit line	70,940	-
Notes payable	43,195	-
Notes payable to shareholders, net	492,393	293,064
Derivative liability	618,637	140,187
Total current liabilities	1,671,404	729,139
Long term notes payable	27,397	-
Long term notes payable to shareholders	570,735	-
Total long term liabilities	598,132	-
TOTAL LIABILITIES	2,269,536	729,139

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $.001 per share,
5,000 shares authorized; 55 and 164 shares issued and outstanding	-	-
Series B Convertible and Voting Preferred Stock,
par value $.00001 per share; 100,000,000 shares authorized;
49,200,000 and 50,000,000 shares issued and outstanding	492	500
Series E convertible preferred stock, par value $0.00001 per share,
10,000,000 shares authorized; 107,840 and 0 shares issued and outstanding	1	-
Series F convertible preferred stock, par value $1.00 per share,
10,000,000 shares authorized; 7,500 and 0 shares issued and outstanding	7,500	-
Common stock; $.00001 par value; 2,500,000,000 shares authorized;
310,685,705 and 550,363 issued and outstanding	3,107	6
Additional paid-in-capital	24,663,196	23,656,194
Accumulated deficit	(25,979,540)	(24,329,164)
TOTAL STOCKHOLDERS’ DEFICIT	(1,305,244)	(672,464)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$964,292	$56,675

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$511,465	$-	$574,200	$-
Cost of goods sold	222,034	-	252,631	-
Gross profit	289,431	-	321,569	-
EXPENSES
Selling, general and administrative	495,581	181,251	888,516	297,289
Stock based compensation	19,200	79,970	193,730	820,225
Litigation judgment	87,775	-	87,775	-
Depreciation and amortization	1,137	-	2,071	-
TOTAL OPERATING EXPENSES	603,693	261,221	1,172,092	1,117,514
OPERATING LOSS	(314,262)	(261,221)	(850,523)	(1,117,514)

OTHER INCOME (EXPENSE)
Interest income	-	-	1	35
Interest expense	(169,371)	(440)	(293,059)	(1,903)
Change in fair value of derivative liability	1,225,077	(92,145)	(478,450)	(112,232)
Other income	-	27	199	27
TOTAL OTHER INCOME/(EXPENSE)	1,055,706	(92,558)	(771,309)	(114,073)
INCOME (LOSS) FROM CONTINUING OPERATIONS	741,444	(353,779)	(1,621,832)	(1,231,587)

DISCONTINUED OPERATIONS
Income (Loss) from operations of discontinued business	-	17,480	-	(6,129)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	17,480	-	(6,129)
NET INCOME (LOSS)	741,444	(336,299)	(1,621,832)	(1,237,716)
Preferred dividend	(1,891)	(463)	(28,544)	(3,567)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$739,553	$(336,762)	(1,650,376)	(1,241,283)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Continuing operations	$0.00	$(2.04)	(0.02)	(13.71)
Discontinued operations	$0.00	$0.10	0.00	(0.07)
Net loss per common share	$0.00	$(1.94)	(0.02)	(13.82)
Weighted average number of shares outstanding:
Basic and diluted	216,772,270	173,319	102,135,601	89,821

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,621,832)	$(1,231,587)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,072	-
Notes issued for expenses	286,878	-
Interest expense associated with beneficial conversion feature	252,965	-
Change in fair value of derivative liability	478,450	112,232
Common stock issued to third parties for services	193,730	820,225
Common stock issued for interest payment on debt	22,389	-
Changes in assets and liabilities
Accounts receivable	12,860	-
Inventory	(4,712)	-
Prepaid expenses	20,000	-
Accounts payable and accrued expenses	194,389	111,783
Net cash used in continuing operations	(162,811)	(187,347)
Net loss from discontinued operations	-	(6,129)
Net cash provided by discontinued operations	-	2,129
Net cash used in operating activities	(162,811)	(191,347)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of fixed assets	(5,860)	-
Net cash used in continuing operations	(5,860)	-
Net cash provided by discontinued operations	-	(999)
Net cash provided by investing activities	(5,860)	(999)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	21,073	-
Proceeds from shareholder notes payable	79,000	-
Proceeds from notes payable	35,400	51,000
Repayment of notes payable	(30,092)	-
Proceeds from issuance of common stock	45,000	-
Proceeds from issuance of preferred stock & note payable for purchase of Teledigit	21,873	-
Payment of dividends	-	(3,567)
Proceeds from exercise of ESOP	-	189,991
Net cash provided by continuing operations	172,254	237,424
Net cash used in discontinued operations	-	(28,179)
Net cash provided by financing activities	172,254	209,245

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
Cash and cash equivalents:
Increase in cash	3,583	16,899
Cash, beginning of period	16,675	1,718
Cash of discontinued operations, beginning of period	-	19,736
Less cash of discontinued operations, end of period	-	(37,493)
Cash, end of period	$20,258	$860

SUPLLEMENTAL DISCLOSURES
Cash paid for interest & taxes	$3,726	$22

Non-cash financing and investing activities
Issuance of note for accrued expense	$286,878	$-
Common stock issued to third parties for services	$193,730	$820,225
Issuance of common stock for payment of debt	$196,522	$-
Conversion of accrued dividend to common stock	$63,427	$-
Accrued preferred stock dividends	$3,145	$3,567
Issuance of note payable for purchase of Teledigit	$720,000	$-
Issuance of preferred stock for purchase of Teledigit	$80,000	$-

See accompanying notes to condensed consolidated financial statements.

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

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

Teledigit, Inc. is a Select Certified Registered Partner with Cisco Systems. Teledigit is expanding the Routing, Switching, Firewall & Wireless products they have been selling and supporting for the last 3 years. Teledigit, Inc. will now be offering the Cisco Unified Communications Product line, featuring IP, SIP, and VoIP communications. Focusing mainly on the Small & Medium Businesses market target, Teledigit will be offering the Unified Communications 500 Series for Small Business. The UC500 Series Solutions unify voice, video, data, and mobile applications on fixed and mobile networks, delivering a media-rich collaboration experience across business workspaces. Cisco Unified Communications is part of a comprehensive solution that includes network infrastructure, security, wireless, management applications, lifecycle services, flexible deployment and outsourced management options, and third-party applications.

Becoming a Select Certified Registered Partner with Cisco requires that the Company has Technicians and Account Managers that are trained and certified not only in the Network technologies but also now in the Unified Communications product lines. The benefits the company gains are increased knowledge in the products Cisco Systems offers, as well as additional training opportunities for the Teledigit, Inc. staff. Teledigit also has access to Cisco Campaign Builder, which is a database of co-branded collateral you can use to build customizable messaging to your customers. Campaign Builder can be used to create customizable e-mail blasts, postcards, ads, flyers and more to build customer awareness, while reducing time-to-market and overall costs. As a Select Certified Registered Partner, Teledigit will be working closely with Cisco Systems to build the marketplace in the Pacific Northwest for the existing Cisco products and offering the new Unified Communication Series of products for Small Businesses to service and support their customers.

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

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

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

Basic and Diluted Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the quarter ended September 30, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. In January 2008, the Company effected a 1:1000 reverse split. All shares and per share amounts for the quarters ended September 30, 2008 and 2007 have been restated to reflect the splits as if it had occurred on the first day of the first period presented.

NOTE 2 – MATERIAL EVENTS

Acquisitions

On January 29, 2008 the company signed an acquisition agreement to purchase a Portland, OR based company named Teledigit, Inc. The acquisition agreement is to purchase 100% of Teledigit in exchange for 80,000 shares of the Company’s Series E Preferred Stock convertible to $1.00 of common stock per share and a $720,000 convertible note payable. The note is convertible into 720,000 shares of Series E Preferred Stock plus interest of 6%. The acquisition was completed on June 16, 2008. See Note 7 – Acquisitions and Investments.

Reverse Split

On January 21, 2008, the Company effected a 1000 to 1 reverse split. All shareholder deficit accounts have been restated to reflect the stock splits and change in par value as of the earliest date presented in the financial statements.

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

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

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, for the nine months ended September 30, 2008, NWTT incurred recurring net losses from continuing operations in the amount of $1,621,832 and has an accumulated deficit of $25,979,540 and a working capital deficit of $1,436,299 as of September 30, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans to support the Company’s operations include increasing revenues, cutting overhead costs, borrowing additional funds and raising additional capital. The Company’s inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its consolidated financial position, results of operations and its ability to continue operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE

As of the quarter ended September 30, 2008, the Company and its subsidiary have two lines of credit with two banking institutions. One of the credit lines, originating from the acquisition of Teledigit, provides for borrowings up to $100,000 at a variable interest rate of prime plus 1%. The second credit line provides for borrowings up to $10,000 at an interest rate of 14.25%. As of September 30, 2008, the Company has a total outstanding bank credit line balance of $70,940.

As of the quarter ended September 30, 2008, the Company has four notes originating from the acquisition of Teledigit. Teledigit purchased four company vehicles totaling $92,100 with a down payment of $12,600 and total notes payable equating to $79,500. The terms of the notes call for total monthly payments of $1,584, interest rates ranging from 4.49% to 9.99%, and maturity dates ranging from September 2010 to June 2011. As of September 30, 2008, the balances of the notes totaled $43,096. The total current portions due on the notes are $15,699.

As of the quarter ended September 30, 2008, the Company has three notes which may be converted into shares of the Company’s common stock based on 75% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding the conversion as long as such conversions do not exceed 4.99% of the then-outstanding common stock of the Company. In relation to the convertible feature of these notes, a debt discount totaling $85,846 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $40,718 for the quarter ended September 30, 2008 and $68,042 for the period from inception to September 30, 2008. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model and totaled $82,285 as of September 30, 2008. During the quarter, the noteholders converted a total of $21,556 of principal and interest payments. As of September 30, 2008, the balances of the notes totaled $55,726.

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

As of the quarter ended September 30, 2008, the Company has fourteen notes which may be converted into shares of the Company’s common stock based on 70% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding the conversion as long as such conversions do not exceed 4.99% of the then outstanding common stock of the Company. As of September 30, 2008, two of these notes are not convertible until a later date. In relation to the convertible feature of these notes, a debt discount totaling $291,651 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $107,966 for the quarter ended September 30, 2008 and $169,922 for the period from inception to September 30, 2008. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model and totaled $454,122 for the quarter. During the quarter, the noteholders converted a total of $42,971 of principal and interest payments. As of September 30, 2008, the balances of the fourteen notes were $311,885.

As of the quarter ended September 30, 2008, the Company has one note which may be converted into shares of the Company’s common stock based on 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding the conversion as long as such conversions do not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of the note, a debt discount totaling $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debentures. The amortization is being recorded as interest expense and was fully accreted as of June 30, 2008. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model and totaled $82,230 for the quarter. During the quarter, the noteholder converted a total of $9,967 of principal and interest payments. As of September 30, 2008, the balance of the note was $33,556.

As of the quarter ended September 30, 2008, the Company owes a related party $125,702 without interest.

As of the quarter ended September 30, 2008, the Company has a $720,000 note payable for the purchase of Teledigit at a 6% interest rate with a maturity date of July 31, 2013. This note is convertible into 720,000 shares of the Company’s Series E Preferred Stock at a monthly payment of 13,920 shares of Series E Preferred Stock commencing August 31, 2008. During the quarter the note holder converted a total of $27,840 principal and interest payments represented by 27,840 shares of the Company’s Series E preferred stock. As of September 30, 2008, the balance of the note was $699,309. The current portion of the note is $128,574.

As of the quarter ended September 30, 2008, the Company has a $25,000 note payable at an 18% interest rate with a maturity date of 2/20/2009. The terms of the notes call for interest only monthly payments of $375.

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

The unaudited Chart below summarizes the Notes Payable mentioned in Note 4:

Terms	Amount

Bank Lines of Credit:
- $100,000 Credit line at prime plus 1%	$61,390
- $10,000 Credit line at 14.25%	9,550
Total Bank Lines of Credit	$70,940

Short Term Notes Payable to Non-Shareholders:
- Current portion of 4.49% interest; principal of $6,479; due 9/30/10; monthly payments of $318	$3,596
- Current portion of 9.99% interest; principal of $10,388; due 5/15/11; monthly payments of $358	3,432
- Current portion of 9.99% interest; principal of $14,368; due 5/19/11; monthly payments of $509	4,884
- Current portion of 9.99% interest; principal of $11,861; due 6/29/11; monthly payments of $399	3,787
- 8% interest; principal of $10,846; convertible to common stock based on 75% of average price; due on 9/8/09; net of unamortized discount related to debt discount of $8,350	2,496
- 18% interest; principal of $25,000; due on 2/20/09; monthly payments of $375	25,000
Total Short Term Notes Payable to Non-Shareholders	$43,195

Short Term Notes Payable to Shareholders:
- 8% interest; principal of $19,444; convertible to common stock based on 75% of average price; due on 10/11/08; net of unamortized discount related to the debt discount of $1,017	$18,427
- 12% interest; principal of $25,436; convertible to common stock based on 75% of average price; due on 02/29/09; net of unamortized discount related to the debt discount of $8,437	16,999
- 10% interest; principal of 30,000; convertible to common stock based on 70% of average price; due on 10/1/08	30,000
- 10% interest; principal of $6,281; convertible to common stock based on 70% of average price; due on 10/1/08	6,281
- 10% interest; principal of 19,336; convertible to common stock based on 70% of average price; due on 12/20/08; net of unamortized discount related to the debt discount of $9,436	9,900
- 8% interest; principal of $7,022 convertible to common stock based on 70% of average price; due on 12/31/08	7,022
- 10% interest; principal of $20,000; convertible to common stock based on 70% of average price; due on 2/28/09; net of unamortized discount related to the debt discount of $14,068	5,932
- 10% interest; principal of $25,000; convertible to common stock based on 70% of average price; due on 3/31/09; net of unamortized discount related to the debt discount of $11,415	13,585
- 10% interest; principal of $10,000; convertible to common stock based on 70% of average price; due on 4/30/09	10,000
- 10% interest; principal of $20,000; convertible to common stock based on 70% of average price; due on 5/20/09	20,000
- 10% interest; principal of $81,717; convertible to common stock based on 70% of average price; due on 5/29/09; net of unamortized discount related to debt discount of $52,827	28,890
- 10% interest; principal of $9,728; convertible to common stock based on 70% of average price; due on 5/29/09; net of unamortized discount related to debt discount of $6,374	3,354
- 10% interest; principal of $20,000; convertible to common stock based on 70% of average price; due on 5/29/09; net of unamortized discount related to debt discount of $9,722	10,278
- 8% interest; principal of $33,556; convertible to common stock based on 50% of average price; due on 3/15/09	33,556
- 8% interest; principal of $30,000; convertible to common stock based on 70% of average price; due on 5/1/09; net of unamortized discount related to debt discount of $18,843	11,157
- 8% interest; principal of $28,800; convertible to common stock based on 50% of average price; due on 3/15/09; net of unamortized discount related to debt discount of $18,089	10,711
- No interest; principal of $4,000; convertible to common stock based on 70% of average price; due on 3/9/09; net of unamortized discount related to debt discount of $1,975	2,025
- No interest; principal of $125,702	125,702
- Current portion of 6% interest; principal of $720,000; due 7/31/13 convertible to Series E Preferred Stock; monthly payments of 13,920 shares	128,574
Total Short Term Notes Payable to Shareholders	$492,393

Long Term Notes Payable to Non-Shareholders:
- Long term portion of 4.49% interest; principal of $6,479; due 9/30/10; monthly payments of $318	2,883
- Long term portion of 9.99% interest; principal of $10,388; due 5/15/11; monthly payments of $358	6,956
- Long term portion of 9.99% interest; principal of $14,368; due 5/19/11; monthly payments of $509	9,484
- Long term portion of 9.99% interest; principal of $11,861; due 6/29/11; monthly payments of $399	8,074
Total Long Term Notes Payable to Non-Shareholders	$27,397

Long Term Notes Payable to Shareholders:
- Long term portion of 6% interest; principal of $720,000; due 7/31/13 convertible to Series E Preferred Stock; monthly payments of 13,920 shares	570,735
Total Long Term Notes Payable to Shareholders	$570,735

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

NOTE 5 - STOCK HOLDER’S DEFICIT

Common Stock

During the quarter ended September 30, 2008, the Company issued the following shares of its Common stock:

Date of Issue	Number of Shares Issued	Aggregate Sales Price	Nature of Transaction
07/02/08	4,600,000	$2,254	Debt Repayment
07/08/08	3,000,000	1,470	Debt Repayment
07/10/08	3,000,000	4,200	Payment for Services
07/10/08	3,000,000	1,470	Debt Repayment
07/18/08	10,000,000	10,000	Cash for Stock
08/07/08	8,193,000	5,735	Debt Repayment
08/07/08	9,226,663	7,381	Preferred A conversion
08/07/08	4,509,707	3,608	Preferred A Dividend
08/13/08	4,000,000	6,000	Payment for Services
08/13/08	9,000,000	6,750	Debt Repayment
08/18/08	5,000,000	9,000	Payment for Services
08/18/08	16,980,000	12,335	Debt Repayment
08/20/08	12,000,000	8,400	Debt Repayment
08/27/08	11,600,000	5,800	Debt Repayment
08/28/08	9,000,000	6,300	Debt Repayment
09/03/08	8,800,000	10,000	Cash for Stock
09/05/08	32,500,000	17,583	Debt Repayment
09/08/08	7,000,000	3,696	Repayment of debt
09/24/08	9,000,000	2,700	Repayment of debt

Total	170,409,370	$124,682

During the quarter ended June 30, 2008, the Company issued a total of 22,000,000 shares of common stock for services valued at $62,100. The Company also issued a total of 38,695,110 shares of common stock for repayment of debt valued at $27,718 and 12,063,492 shares of common stock valued at $17,500.

During the quarter ended March 31, 2008, the Company issued a total of 6,550,000 shares of common stock for services valued at $112,430. The Company also issued a total of 8,927,502 shares of common stock for repayment of debt valued at $66,471.

Preferred Stock

During the quarter ended September 30, 2008:

•
Holders of the Company’s Series A Preferred stock converted 7.38 shares of Series A preferred stock into 9,226,663 shares of the Company’s common stock and $3,608 of dividends into 4,509,707 shares of the Company’s common stock as indicated on the chart above.

•
The Company issued 27,840 shares of the Company’s Series E preferred stock valued at $27,840 as partial payment for the acquisition of Teledigit. Since the Series E Preferred Stock has a convertible feature, a Preferred Dividend of $1,127 was calculated in accordance with EITF 00-27.

During the quarter ended June 30, 2008:

•	Holders of the Company’s Series A Preferred stock converted 28.96 shares of Series A preferred stock into 29,462,800 shares of the Company’s common stock.

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

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

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

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

The following amounts, related to our AireWire business, have been segregated from Continuing Operations and included in Discontinued Operations in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$-	$98,072	$-	$371,671
Cost of goods sold		(1,931)		(7,754)
Gross profit	-	96,141	-	363,917

Operating expenses
Selling, general and administrative	-	78,674	-	368,805
Total operating expenses	-	(78,674)	-	(368,805)
Other Income (expense):
Interest expense	-	(359)	-	(2,309)
Other income	-	372	-	1,068
Total other income	-	13	-	(1,241)
Loss from discontinuing operations	$-	$17,480	$-	$(6,129)

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

NOTE 7 – ACQUISITIONS AND INVESTMENTS

Teledigit, Inc.

On January 29, 2008 the company signed an acquisition agreement to purchase a Portland, OR based company named Teledigit Inc. The acquisition agreement is to purchase 100% of Teledigit in exchange for 80,000 shares of the Company’s series “E” Preferred Stock convertible to $1.00 common stock per share and a $720,000 convertible note payable. The note is convertible into 720,000 Series “E” Preferred Shares plus interest of 6%. As of June 16, 2008, the acquisition of Teledigit was completed.

Teledigit was a locally owned and operated Telecommunications & Data company in the Pacific Northwest. Established in 1995, Teledigit bases its operations out of Portland, Oregon serving customers in the greater Portland Metropolitan/Vancouver, WA areas.  It provides installation and service for business voice needs, including key systems, PBX’s, voicemail, data networking and cabling. Revenues for fiscal year 2007 exceeded $1.7 million dollars. As of June 16, 2008, Teledigit is now a wholly owned subsidiary of NW Tech Capital, Inc. The general operations of Teledigit remain the same.

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

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

The following is the supplemental pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of the period being reported on.

NW TECH CAPITAL, INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$511,465	$485,104	$1,202,011	$1,322,786
Cost of goods sold	222,034	146,928	466,691	407,452
Gross profit	289,431	338,176	735,320	915,334
EXPENSES
Selling, general and administrative	302,614	(26,311)	2,003,823	1,160,614
Stock based compensation	299,942	588,348	174,530	740,255
Depreciation and amortization	1,137	11,609	18,916	23,218
TOTAL OPERATING EXPENSES	603,693	573,646	2,197,269	1,924,087
OPERATING LOSS	(314,262)	(235,470)	(1,461,949)	(1,008,753)

OTHER INCOME (EXPENSE)
Interest income	--	1	-	38
Interest expense	(171,598)	(1,891)	(233,478)	(6,041)
Change in fair value of derivative liability	1,225,077	(92,145)	(478,450)	(112,232)
Other income	-	27	(829,681)	21
TOTAL OTHER INCOME/(EXPENSE)	1,053,479	(93,936)	(1,541,609)	(118,214)
INCOME (LOSS) FROM CONTINUING OPERATIONS	739,216	(329,405)	(3,003,559)	(1,126,967)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued business	-	17,479	-	(6,129)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	17,479	-	(6,129)
NET INCOME (LOSS)	739,216	(311,926)	(3,003,559)	(1,133,096)
Preferred dividend	(1,890)	(463)	(28,544)	(3,567)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$737,326	$(312,389)	$(3,032,103)	$(1,136,663)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Continuing operations	$0.00	$(1.90)	$(0.03)	$(12.55)
Discontinued operations	$-	$0.10	$-	$(0.07)
Net loss per common share	$0.00	$(1.80)	$(0.03)	$(12.62)
Weighted average number of shares outstanding:
Basic and diluted	216,772,270	173,319	102,135,601	89.821

NW TECH CAPITAL, INC.
FORMERLY CYBERTEL CAPITAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (continued)
September 30, 2008

NOTE 8 – RELATED PARTY TRANSACTIONS

For the quarter ended September 30, 2008:

The President and CEO lent the Company $17,073 in exchange for promissory notes in the same amount. During the quarter, the President and CEO assigned $10,846 of the promissory note to an unrelated party.

NOTE 9 – LITIGATION JUDGMENT

Litigation judgment expense of $87,775 was related to a Notice of Judgment in a case between GRE Mira Mesa LLC (“GRE”), a California limited liability company, and Cybertel Communications Corp. (“Cybertel”), dated May 7, 2007, in the amount of $87,775 in favor of GRE. Cybertel Communications Corp. (formerly ProTel Communications, Inc.) is a former subsidiary of the Company and is no longer operational. The designated Case No. is GIC875633 in which GRE stated that Cybertel owed unpaid rent. A hearing on the matter occurred on August 22, 2008 in which the Company tried to appeal the judgment. The judgment was ruled against the Company and the amount is accrued as of September 30, 2008.

NOTE 10 - CONCENTRATIONS

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

Major Suppliers
The Company has a few major suppliers all of which are large national and international companies. Examples of these major suppliers are Cisco, Nortel, Comdial, Vertical Communications, Adtran, VMWare, Kaspersky Labs and Graybar. Each of these companies are well funded and at this time we have no indication that the Company will have any problems getting adequate supplies from any of these suppliers. There are also alternative sources that could be used if necessary to get supplies.

NOTE 11 - SUBSEQUENT EVENTS

Stock Issuances:

-	The Company issued a total of 9,500,000 shares of Common stock valued at $1,995 for repayment of debt.
-	4,000,000 shares were returned to the company and subsequently canceled as of the quarter ended September 30, 2008 in connection with services rendered.

Shareholder Loan

The President and CEO lent the Company $3,500.

Acquisitions
In October, the Company entered into a Letter of Intent to acquire the Pink Sheet listed company, Microholdings US (OTC:MCHU.PK) on or before November 15, 2008.

Notes Payable

Three notes totaling $55,725 originally due subsequent to the end of the quarter was extended one year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

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

On June 16, 2008, the Company acquired Teledigit, Inc. (“Teledigit”), an Oregon corporation, pursuant to an acquisition agreement entered into by the Company and Teledigit on January 29, 2008 (the “Acquisition Agreement”). Teledigit was established in 1995, and bases its operations out of Portland, Oregon, serving customers in the greater Portland Metropolitan/Vancouver, WA areas. Teledigit has had a progressive growth rate over the last several years. Its revenues for its last year exceeded $1.7 million. Teledigit provides installation and service for business voice needs, including key systems, PBX’s, Voicemail, VoIP systems, Managed Data Services, Data network service and support and Structured and Low Voltage cabling. The Acquisition Agreement is to purchase 100% of Teledigit in exchange for 80,000 shares of the Company’s Series E Preferred Stock worth $1.00 per share and a $720,000 convertible note payable. The note is convertible into 720,000 shares of Series E Preferred Stock plus interest of 6%. The acquisition was completed on June 16, 2008 and the results of operations have been consolidated into the Company’s results as of acquisition date.

Through our subsidiary, Teledigit, we are now a Data and Telecommunications Integrator. Our mission is to provide business technology and support solutions to our customers so they can achieve a competitive edge. The majority of our customers are on the West Coast of the United States but have a few national contracts that cover the entire United States. We believe in building long lasting, honest relationships with our customers.

The company is fluent in the following areas of Voice and Data technologies:

•	VoIP, TDM, and Hybrid voice functionality and networking.
•	10G, Switched Gigabit, Wireless voice, and multi-protocol networking.
•	Computer/Telephony integration for call centers or Database backends.
•	Converged multimedia applications such as contact centers, desktop conferencing.
•	Managed IT Support Services and Outsourcing.
•	LAN / WAN design and network planning.
•	Data network support and desktop support.
•	VoIP network support and integration.
•	VPN and Branch office data deployment.
•	Wireless LAN survey and installation support and deployment.
•	Outdoor Wireless/Microwave data integration and service (Unlicensed & FCC Licensed).
•	Remote network support and management.
•	CCTV and IP Video surveillance network design, installation and support.
•	Cat5e and Cat6 Copper networking cabling installation.
•	Single-Mode and Multi-Mode Fiber Optic Cabling installation and support.
•	CATV Distribution Design, Service and Installation.
•	Data and Telecommunication room design and installation.

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

We also are looking into acquisition possibilities and funding from China. During the second quarter of 2008, we incorporated a new Hong Kong/China company named “NW Tech Capital Group Limited” to engage in completing merger and acquisitions opportunities with private China companies. In August, we signed a Letter of Intent to acquire 51% of the controlling shares of Zhuihai Jialun Guangcai Chain Drugstore co, Ltd (“ZJG Drugstores”) subject to a financial audit and upon satisfactory completion of the final acquisition agreement. ZJD Drugstores is a retail and wholesale chain offering a variety of pharmaceutical and health products. We are currently re-evaluating this LOI and working toward a joint venture with ZJG Drustores on a new distribution center.

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

On January 21, 2008, we effected a 1000 to 1 reverse split of our common stock. All shareholder deficit accounts have been stated to reflect the stock splits and change in par value as of the earliest date presented in the financial statements.

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

Three Months Ended September 30, 2008 and 2007

For the three months ending September 30, 2008, our revenues totaled $511,465 including revenue contributed by the acquisition of Teledigit on June 16, 2008. There were no revenues for the three months ending September 30, 2007 (see Note 6 – Discontinued Operations in Item 1). The difference between the two periods is attributable to the difference in the two subsidiaries, Teledigit versus AireWire. 100% of the Company’s revenues for the quarter were brought in through our subsidiary, Teledigit.

We generated a net income of $741,444 for the quarter ended September 30, 2008, compared to a net loss of $336,299 for the same quarter in 2007. The difference of $1,077,743 increase in net income was primarily due to decreased stock based compensation and the change in the value of the derivative liability calculated in accordance with EITF 00-19.

The majority of the difference in net income between the two periods is attributed to a non-cash expense which calculates the change in the derivative liability in accordance with EITF 00-19 amounting to a decrease of $1,225,077. Compared to the same period last year, there is an increase in interest expense consisting mainly of a non-cash amortization of the beneficial conversion feature or “BCF” as calculated in accordance with EITF 00-27. Selling, general, and administrative costs were $495,581 during the three months ended September 30, 2008, as compared to $181,251 for the corresponding period in 2007. The increase of $314,330 is due to expenses associated with the operation of our Teledigit subsidiary.

Litigation judgment expense of $87,775 was related to a Notice of Judgment in a case between GRE Mira Mesa LLC and a former subsidiary of the Company. The creditor stated the subsidiary owed unpaid rent. A hearing on the matter occurred on August 22, 2008 in which the Company tried to appeal the judgment. The court ruled against the Company and the amount is accrued as of September 30, 2008. (see Note 9 – Litigation Judgment in Item 1)

Nine months ended September 30, 2008 and 2007

For the nine months ending September 30, 2008, our revenues totaled $574,200 including revenue contributed by the acquisition of Teledigit on June 16, 2008. There were no revenues for the same period during the prior year (see Note 6 – Discontinued Operations in Item 1). The difference between the two periods is attributed to the difference in the two subsidiaries, Teledigit versus AireWire. 100% of the Company’s revenues for the nine months ending September 30, 2008 were brought in through our subsidiary, Teledigit.

We generated a net loss of $1,621,832 for the nine months ended September 30, 2008, compared to $1,237,716 for the same quarter in 2007. The $390,245 increase in net loss was primarily due to increases in the change in the value of the derivative liability in accordance with EITF 00-19, interest expense, and selling and administrative expenses.

The majority of the difference in net loss between the two periods is attributed to a $591,227 increase in selling, general, and administrative costs associated with operating our subsidiary, Teledigit. Also contributing to the difference in net loss between the two periods are a non-cash expense which calculates the change in the derivative liability in accordance with EITF 00-19 and an increase in interest expense consisting largely of a non-cash amortization of the beneficial conversion feature or “BCF” as calculated in accordance with EITF 00-27.

Litigation judgment expense of $87,775 was related to a Notice of Judgment in a case between GRE Mira Mesa LLC and a former subsidiary of the Company. The creditor stated the subsidiary owed unpaid rent. A hearing on the matter occurred on August 22, 2008 in which the Company tried to appeal the judgment. The court ruled against the Company and the amount is accrued as of September 30, 2008. (see Note 9 – Litigation Judgment in Item 1)

Liquidity and Capital Resources

During the nine-month period ended September 30, 2008, cash used by operations was $162,811. We intend to continue to search for ways to expand our business through new service contracts and by continuing to search for new acquisitions. We anticipate that we will incur smaller losses in the future if we are able to expand our business and the marketing of our products and services now offered. The losses will continue until the excess of operation and marketing expenses is overcome by the increase in revenue from operations.

During the nine months ended September 30, 2008, we incurred a net loss of $1,621,832, had cash used for operations of $162,811, and cash provided by financing activities was $172,254. All of these proceeds were used to fund operations. We continue to seek short-term financing through debt and equity financing and are also seeking long-term financing through debt and/or equity financing through a private placement or a retail offering of our common stock.

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

On June 20, 2008, the Company received a Notice of Judgment in a case between GRE Mira Mesa LLC (“GRE”), a California limited liability company, and Cybertel Communications Corp. (“Cybertel”), dated May 7, 2007, in the amount of $87,775 in favor of GRE. Cybertel (formerly ProTel Communications, Inc.) is a former subsidiary of the Company and it is no longer operational. The designated Case No. is GIC875633 in which GRE stated that Cybertel owed unpaid rent. A hearing on the matter occurred on August 22, 2008 in which the Company tried to appeal the judgment. The court ruled against the Company in the amount of $87,775.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates all sales of unregistered securities by NWTT during the quarterly period ended September 30, 2008:

Date of Issue	Number of Shares Issued	Aggregate Sales Price	Nature of Transaction
07/02/08	4,600,000	$2,254	Debt Repayment
07/08/08	3,000,000	1,470	Debt Repayment
07/10/08	3,000,000	1,470	Debt Repayment
07/18/08	10,000,000	10,000	Cash for Stock
08/07/08	8,193,000	5,735	Debt Repayment
08/07/08	9,226,663	7,381	Preferred A conversion
08/07/08	4,509,707	3,608	Preferred A Dividend
08/13/08	9,000,000	6,750	Debt Repayment
08/18/08	16,980,000	12,335	Debt Repayment
08/20/08	12,000,000	8,400	Debt Repayment
08/27/08	11,600,000	5,800	Debt Repayment
08/28/08	9,000,000	6,300	Debt Repayment
09/03/08	8,800,000	10,000	Cash for Stock
09/05/08	32,500,000	17,583	Debt Repayment
09/08/08	7,000,000	3,696	Repayment of debt
09/24/08	9,000,000	2,700	Repayment of debt

Total	158,409,370	$105,482

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

4.3
Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008)

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

Dated: November 7, 2008

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